Form 10-Q
period 1995-02-28
UNITEL VIDEO INC/DE
filed 1995-04-13
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY  28, 1995

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

Commission file number 1-8654
                         Unitel Video, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                            23-1713238
- -------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                510 West 57th Street - New York, New York  10019
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 265-3600
- -------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such requirements for the past 90 days.
     .....                                                       .....
Yes  . X .                                                  No   .   .
     .....                                                       .....
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,620,165 Common shares outstanding as of April 12, 1995.
(Number of shares)                        (Date)

                               UNITEL VIDEO, INC.
                               ------------------

                                    FORM 10-Q
                                    ---------

                         QUARTER ENDED FEBRUARY 28, 1995
                         -------------------------------



                                                                         Page
                                   INDEX                              Number

Part I.        FINANCIAL INFORMATION

          Item 1.        Financial Statements

                         Consolidated Balance Sheets
                         February 28, 1995  (Unaudited) and
                         August 31, 1994                              3-4

                         Consolidated Statements of Operations
                         February 28, 1995  (Unaudited) and
                         February 28, 1994  (Unaudited)               5

                         Consolidated Statements of Cash Flows
                         February 28, 1995   (Unaudited)
                         and February 28, 1994  (Unaudited)           6-7

                         Notes to Consolidated Financial
                         Statements  (Unaudited)                      8-9

          Item 2.        Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                   10-12

Part II.       OTHER INFORMATION

          Item 4.        Submission of Matters to a Vote of
                         Security-Holders                             13

          Item 6.        Exhibits and Reports on Form 8-K             13

                               UNITEL VIDEO, INC.
                               ------------------
                                    FORM 10-Q
                                    ---------
                         QUARTER ENDED FEBRUARY 28, 1995
                         -------------------------------

Part 1.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

          CONDENSED CONSOLIDATED BALANCE SHEETS
          -------------------------------------


                                   February 28, 1995     August 31, 1994
                                   -----------------     ---------------
                                      (Unaudited)            (Note)
ASSETS
- ------
Current Assets:
  Cash                               $   1,178,000        $  1,293,000
  Accounts receivable,
    less allowance for
    doubtful accounts of $788,000
    and $690,000                        13,175,000          10,772,000
  Other receivables                        412,000             382,000
  Prepaid income taxes                          --              81,000
  Prepaid expenses                       1,266,000           1,553,000
                                     -------------        ------------
Total current assets                    16,031,000          14,081,000

Property and equipment - at cost
  Land, buildings
    and improvements                    23,417,000          22,787,000
  Video equipment                       97,534,000          92,301,000
  Automobiles                               50,000              50,000
  Furniture and fixtures                 3,635,000           3,362,000
                                     -------------        ------------
                                       124,636,000         118,500,000

Less accumulated depreciation           67,075,000          63,075,000
                                     -------------        ------------
                                        57,561,000          55,425,000

Goodwill                                 3,859,000           1,839,000

Other assets                             1,354,000           1,168,000
                                     -------------        ------------
                                     $  78,805,000        $ 72,513,000
                                     -------------        ------------
                                     -------------        ------------


Note: The balance sheet at August 31, 1994 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                               ------------------
                                    FORM 10-Q
                                    ---------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Continued)


                                        February 28, 1995   August 31, 1994
                                        -----------------   ---------------
                                           (Unaudited)          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable                        $   6,842,000      $    6,504,000
  Accrued expenses                            1,022,000           1,061,000
  Payroll and related taxes                   2,634,000           2,982,000
  Income taxes payable                          121,000                  --
  Current maturities of long-term debt       13,806,000          12,153,000
  Current maturities of ESOP loan               177,000             168,000
                                          -------------      --------------
  Total current liabilities                  24,602,000          22,868,000

Deferred rent                                   903,000             987,000
Deferred gain on sale of building                17,000             117,000
Long-term debt, less current maturities      19,197,000          15,891,000
Subordinated debt                             3,250,000           2,500,000
ESOP loan, less current maturities              247,000             338,000
Accrued retirement                            1,055,000             969,000
Deferred income taxes                           110,000              15,000

Stockholders' equity:
  Common stock, par value
  $.01 per share
    Authorized 5,000,000 shares
    Issued 3,486,054 and 3,482,754 shares
      respectively, and outstanding 2,619,765
      and 2,616,465 shares respectively          26,000              26,000
Additional paid-in capital                   27,386,000          27,386,000
Retained earnings                            10,568,000          10,079,000
Common stock held in treasury,
  at cost (866,289 shares)                   (7,974,000)         (7,974,000)
                                          -------------      --------------
                                             30,006,000          29,517,000
Unearned employee benefit expense              (582,000)           (689,000)
                                          -------------      --------------
  Total stockholders' equity                 29,424,000          28,828,000
                                          -------------      --------------
                                            $78,805,000        $ 72,513,000
                                          -------------      --------------
                                          -------------      --------------

Note: The balance sheet at August 31, 1994 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                               ------------------
                                    FORM 10-Q
                                    ---------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                   Three Months Ended February 28,  Six Months Ended February 28,
                                   -------------------------------  -----------------------------
                                          1995           1994           1995           1994
                                          ----           ----           ----           ----
Sales                                  $20,581,000    $18,806,000    $41,814,000    $40,363,000

Cost of sales:
  Production costs                      14,601,000     13,170,000     29,032,000     27,184,000
  Depreciation                           2,420,000      2,492,000      4,674,000      4,955,000
                                       -----------    -----------    -----------    -----------
                                        17,021,000     15,662,000     33,706,000     32,139,000
                                       -----------    -----------    -----------    -----------

Gross profit                             3,560,000      3,144,000      8,108,000      8,224,000

Operating expenses:
  Selling                                  740,000        698,000      1,485,000      1,415,000
  General and administrative             1,984,000      2,634,000      4,257,000      5,074,000
  Interest                                 742,000        589,000      1,457,000      1,200,000
                                       -----------    -----------    -----------    -----------
                                         3,466,000      3,921,000      7,199,000      7,689,000
                                       -----------    -----------    -----------    -----------

Earnings (loss) from operations             94,000       (777,000)       909,000        535,000

Other income                                 --             --            14,000             --
                                       -----------    -----------    -----------    -----------

Earnings before
  income taxes                              94,000       (777,000)       923,000        535,000

Income taxes                                44,000       (326,000)       434,000        251,000
                                       -----------    -----------    -----------    -----------

Net earnings applicable for
         common stock                      $50,000      ($451,000)      $489,000       $284,000
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Earnings (loss) Per Common Share

Net earnings (loss)                          $0.02         ($0.17)         $0.19          $0.11
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------

Weighted average of common and
  common equivalent shares
  outstanding                            2,580,000      2,620,000      2,572,000      2,616,000
                                       -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------


See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                               ------------------
                                    FORM 10-Q
                                    ---------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                              Six Months Ended
                                              ----------------

                                         February 28, 1995   February 28, 1994
                                         -----------------   -----------------
Cash Flows From Operating Activities:
  Net income                                 $  489,000          $  284,000
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
  Depreciation and amortization               4,948,000           5,036,000
  Net gain on disposal of assets               (274,000)            (81,000)
  Accretion of subordinated debt                  --                238,000
  Recognition of deferred gain                 (100,000)           (100,000)
  Amortization of deferred financing costs      199,000             238,000
Payments made on accrued acquisition
    costs                                         --                (45,000)
  Deferred rent                                 (85,000)             67,000
  Accrued retirement expense                     86,000             103,000
  Deferred income taxes                          95,000                  --
 Decrease (Increase) in:
  Accounts receivable                        (2,501,000)           (748,000)
  Allowance for doubtful accounts                98,000            (107,000)
  Other receivables                             (30,000)            (96,000)
  Prepaid expenses                              287,000            (409,000)
  Prepaid taxes                                  81,000             135,000
  Other assets                                 (431,000)             45,000
  Deferred tax asset                              --                (35,000)
 Increase (Decrease) in:
  Accounts payable                              339,000          (1,547,000)
  Accrued expenses                              (38,000)            299,000
  Payroll and related taxes                    (348,000)          1,078,000
  Income taxes payable                          121,000                  --
                                            -------------       -------------
    Total adjustments                         2,447,000           4,071,000
                                            -------------       -------------
      Net cash provided by operating
       activities                             2,936,000           4,355,000

Cash Flows From Investing
  Activities:
    Capital expenditures                     (2,348,000)         (8,510,000)
    Acquisition of GC & Co. assets           (1,300,000)                 --
    Proceeds from disposal of assets            331,000              81,000
    Profit distribution from affiliate            --                 (5,000)
                                            -------------       -------------
      Net cash (used) in
       investing activities                  (3,317,000)         (8,434,000)

                                                         (Continued)

                               UNITEL VIDEO, INC.
                               ------------------
                                    FORM 10-Q
                                    ---------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (Continued)


                                                  Six Months Ended
                                                  ----------------

                                         February 28, 1995   February 28, 1994
                                         -----------------   -----------------
Cash Flows From Financing Activities:
    Proceeds from long-term financing       $ 2,700,000         $ 5,190,000
    Proceeds from issuance of common stock      (17,000)             39,000
    Repayment of loan to ESOP                    25,000               7,000
    Repayment of note to Banta                 (500,000)
    Principal repayments                     (1,942,000)         (2,013,000)
                                            -----------         -----------
      Net cash provided by
        financing activities                    266,000           3,223,000
                                            -----------         -----------

Net Decrease in Cash                           (115,000)           (856,000)

Cash Beginning of Year                        1,293,000           1,008,000
                                            -----------         -----------

Cash End of Six Months                      $ 1,178,000         $   152,000
                                            -----------         -----------
                                            -----------         -----------


Schedule of income taxes and
  interest paid:

    Income Taxes Paid                       $   148,000         $   116,000
    Interest Paid                             1,577,000             642,000
                                            -----------         -----------

                                            $ 1,725,000         $   758,000
                                            -----------         -----------
                                            -----------         -----------

Supplemental schedule of non cash investing and financing activities:

Detail of acquisition of GC & Co.:

        Fair value of assets acquired        $6,750,000
        Subordinated note to seller            (750,000)
        Capital lease obligation             (4,700,000)
                                            -----------
        Net cash paid for acquisition       $ 1,300,000
                                            -----------
                                            -----------

                 See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                               ------------------
                                    FORM 10-Q
                                    ---------
                       SIX MONTHS ENDED FEBRUARY 28, 1995
                       ----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of February 28, 1995, the consolidated statements of operations for the six months and quarters ended February 28, 1995 and 1994, and the consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 1995 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1994 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended February 28, 1995 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY

During the six months ended February 28, 1995, stockholders' equity increased due to net income of $489,000, from a reduction in unearned employee benefit expense of $107,000 and additional paid in capital of $17,000 resulting from the allocation of ESOP shares and from the purchase of employee stock under the stock purchase plan in the amount of $17,000.

3.  RECLASSIFICATION

Gain on disposal of fixed assets and amortization of goodwill were reclassified for fiscal 1994 to conform with the current year presentation.

4.  PER SHARE DATA

Per share data for the quarter and six months ended February 28, 1995 and 1994 is based on the weighted average number of common shares outstanding. In the quarter and six months ended February 28, 1995, unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See Note 5).






5.  401(K) EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

The Company sponsors a 401(k) savings and stock ownership plan (the "Plan") which requires the Company to match employee contributions to the 401(k) portion of the Plan in shares of the Company's Common Stock up to the maximum amount set forth in the Plan. Effective September 1, 1994, the Company has adopted the provisions of Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans" ("SOP 93-6").

In 1987, to purchase 115,849 shares of the Company's stock, the Plan obtained financing from a bank amounting to $1,250,000. In 1991 the Plan purchased 25,810 shares of the Company's stock financed by a $229,193 loan from the Company. The Plan is funded by the Company as required to provide the Plan with the funds necessary to meet its debt service requirements. The loan obligations of the Plan are considered unearned employee benefit expense and are recorded as a separate reduction of the Company's shareholders' equity. The bank financing is guaranteed by the Company.

The Plan's shares are released and allocated to participant accounts based upon Company contributions and certain payments made to reduce the Plan debt. The Company reports compensation expense based on the dollar value of the 401(k) match expense.

The Plan's compensation expense was $87,810 and $43,905 for the six months and quarter ended February 28, 1995, respectively. A summary of the Plan's shares as of February 28, 1995 is as follows:

          Allocated shares                         73,092
          Shares released for allocation           17,022
          Unreleased shares                        43,614
                                                 --------
                                                  133,728
                                                 --------
                                                 --------
          Fair value of unreleased shares
          at February 28, 1995                   $289,000
                                                 --------

Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the six months ended February 28, 1995, 43,614 shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net income, and resulted in an increase of 1% on the net income per share for the six months and quarter ended February 28, 1995.

6.  GC & CO. ACQUISITION

On February 24, 1995, the Company purchased the business and assets of GC & Co. for a purchase price of $6,750,000 consisting of $6,000,000 in cash and $750,000 of convertible subordinated promissory notes. The notes bear interest at the rate of 1% over prime and the entire principal balance is due in August of 1997. The notes are subordinated to all debt of the Company owing to Chemical Bank and The Chase Manhattan Bank, N.A., the Company's primary bank lenders, and are convertible into the Company's common stock, based on the principal of the notes, at a rate of $10.00 per share. The cash portion of the purchase price was financed by a $4,700,000 five year capital lease with a fixed rate of interest of 8.2%, payable in sixty equal monthly payments of principal and interest of $82,000 and a balloon payment at the end of the lease period of $940,000. Additionally, the Company obtained a $1,800,000 loan with a fixed interest rate of 9.3% payable in sixty equal monthly payments of principal and interest of $33,000 and a balloon payment at the end of the five year period of $360,000. The $500,000 available to the Company from these two financings after the payment of the cash portion of the GC & Co. acquisition price was used to repay a $500,000 note payable to Banta Corporation from the purchase of the Editel Los Angeles building. The purchase price includes goodwill of $2,000,000 which will be amortized over a 15 year period.

7.   SUBSEQUENT EVENT

On April 7, 1995 the Company announced that it terminated negotiations with Modern Videofilm, Inc., a Burbank, California provider of post-production services, for the sale to Modern of the business and assets of the Unitel-Hollywood division of the Company. The Company and Modern had previously announced an agreement in principle for the sale of the Unitel-Hollywood division for approximately $7,000,000 in cash, subject to the completion of definitive documentation, the completion of financing arrangements by Modern, and the satisfaction of certain other conditions. The Company terminated negotiations when the parties were unable to agree on a number of matters that the Company considered central to the successful completion of the proposed transaction.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures were $1,229,000 and $2,348,000 during the quarter and six months ended February 28, 1995, (exclusive of the acquisition of GC & Co. described below) and $3,232,000 and $8,510,000 for the quarter and six months ended February 28, 1994. During the first six months of fiscal year 1995 capital expenditures were made primarily for the modernization of the Company's Editel-Los Angeles building and film to tape facilities. Equipment used in post production and graphics was also purchased for use throughout the Company.

Net cash provided by operating activities during the six months ended February 28, 1995 was $2,936,000 and during the six months ended February 28, 1994 was $4,355,000. Net cash provided by operating activities for the six months ended February 28, 1995 was offset by $3,317,000 of cash used in investing activities, which consisted primarily of capital expenditures and the acquisition of the assets of GC & Co. and was supplemented by net cash provided by financing activities of $266,000, resulting in a net decrease in cash available of $115,000.

In May 1992, the Company entered into a revolving credit and term loan agreement with its two primary bank lenders. The facility includes a term loan portion that is payable in equal monthly payments of $250,000 through October 1998, and a $10,000,000 revolving credit portion which is due in full in May 1995. As of February 28, 1995, $823,000 was available under the revolving credit portion of the loan. The revolving credit portion of the long-term debt is included in current liabilities and the Company is currently negotiating to extend the term of the revolver.

In February 1995, the Company purchased the business and assets of GC & Co. (formerly known as Greene, Crowe & Company), a Burbank, California based supplier of "on-location" services for the videotaping and live telecasting of concerts, cultural and other events, including the "Academy Awards", the "Grammy Awards" and "The American Music Awards". The purchase price was $6,750,000, consisting of $6,000,000 in cash and $750,000 of convertible subordinated promissory notes. The notes bear interest at 1% over prime and are due in full in August 1997 and are also convertible into the Company's common stock at $10.00 per share. The cash portion of the purchase price was financed by a $4,700,000 five year capital lease with a fixed rate of interest of 8.2%, payable in sixty equal monthly payments of principal and interest of $82,000 and a balloon payment at the end of the lease period of $940,000. Additionally, the Company obtained a $1,800,000 loan with a fixed interest rate of 9.3% payable in sixty equal monthly payments of principal and interest of $33,000 and a balloon payment at the end of the five year period of $360,000. The $500,000 available to the Company from these two financings after the payment of the cash portion of the GC & Co. acquisition price was used to repay a $500,000 note payable to Banta Corporation from the purchase of the Editel Los Angeles building.

On April 7, 1995 the Company announced that it terminated negotiations with Modern Videofilm, Inc., a Burbank, California provider of post-production services, for the sale to Modern of the business and assets of the Unitel-Hollywood division of the Company. The Company and Modern had previously announced an agreement in principle for the sale of the Unitel-Hollywood division for approximately $7,000,000 in cash, subject to the completion of definitive documentation, the completion of financing arrangements by Modern, and the satisfaction of certain other conditions. The Company terminated negotiations when the parties were unable to agree on a number of matters that the Company considered central to the successful completion of the proposed transaction.

RESULTS OF OPERATIONS

Sales were $20,581,000 and $18,806,000 for the quarters ended February 28, 1995 and 1994, respectively, representing an increase of 9%. The sales increase was due primarily to greater revenues generated by the Company's studio production facilities. Sales were $41,814,000, and $40,363,000 for the six months ended February 28, 1995 and February 28, 1994, respectively.

The Company's net income for the quarter ended February 28, 1995 was $50,000, compared to the net loss of ($451,000) for the comparable quarter of fiscal year 1994. The increase in net income was due to an increase in sales of $1,775,000 during the second quarter of 1995 compared to the same period in the prior year, as well as a significant decrease in general and administrative expenses. The Company's net income was $489,000 and $284,000 for the six months ended February 28, 1995 and February 28, 1994, respectively.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 71% for the quarter ended February 28, 1995, as compared to 70% for the quarter ended February 28, 1994 and were 69% and 67% for the first six months of fiscal years 1995 and 1994, respectively. The increase in production costs for the quarter and six months ended February 28, 1995 as compared with the same period in the prior year, is due primarily to a significant increase in studio production revenues which incur expense at a higher rate than the Company's other services.

Depreciation, as a percentage of sales, was 12% and 13% for the quarters ended February 28, 1995 and February 28, 1994, respectively, and 11% and 12% for the first six months of the 1995 and 1994 fiscal years, respectively. The decrease in the quarter and six months ended February 28, 1995 compared to the same periods in the prior year was a result of a reduction in depreciation as a result of a gain on disposals of $274,000 as compared to a gain of $81,000 in 1994. Additionally, certain assets of the Company's Mobile and Windsor divisions became fully depreciated in the fourth quarter of 1994.

Selling expenses for the quarters ended February 28, 1995 and February 28, 1994 were 3.6% and 3.7% of sales, respectively, and 3.6% and 3.5% for the six months ended February 28, 1995 and February 28, 1994, respectively. The increase in the six months ended February 28, 1995 compared to the comparable period in fiscal year 1994 was due to an increase in the sales staff at the Company's Editel divisions.

General and administrative expenses, as a percentage of sales, for the quarters ended February 28, 1995 and February 28, 1994 were 10% and 14%, respectively, and 10% and 13% for the six months ended February 28, 1995 and February 28, 1994, respectively. The decrease in the quarter and six months ended February 28, 1995 compared to the same period in fiscal 1994 is due primarily to an ongoing company wide effort to reduce administrative costs.

Interest expense, as a percentage of sales, for the quarters ended February 28, 1995 and February 28, 1994 was 3.6% and 3.1%, respectively, and 3.5% and 3.0% for the six months ended February 28, 1995 and February 28, 1994. The increase in the quarter and six months ended February 28, 1995 as compared to the same period in fiscal 1994 was due to additional interest expense incurred relating to the mortgage financings obtained on the studio purchased by the Company in October 1993 and on the Editel-Los Angeles building purchased by the Company in June 1994, equipment financing obtained in December 1993 and financing obtained as a result of the GC & Co. acquisition. Additionally, interest rates were significantly higher in the first six months of fiscal 1995 as compared to the same period in the prior year resulting in higher interest payments on the floating rate portion of the Company's debt.

The Company's effective tax rate was 47% for the first six months of both fiscal 1995 and 1994. The effective tax rate exceeded the federal statutory rate of 34% due to state and local taxes.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

     (a) The Annual Meeting of Stockholders of the Company was held on February 8, 1995.

     (b) At the Annual Meeting, Walter G. Arader and Philip S. Birsh were re-elected as Directors for terms expiring in 1998. The term of office as a Director of John Hoffman, Herbert Bass and Alex Geisler continued after the meeting.

     (c) The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes, as to the election of Directors, were as follows:

Nominee                  Total Votes For          Total Votes Withheld
- -------                  ---------------          --------------------

Walter G. Arader         2,373,270                109,205

Philip S. Birsh          2,373,280                109,195

There were 58,264 broker non-votes for the election of Directors.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

          (2) Asset Purchase Agreement between Unitel Video, Inc. and Jee See & Co., Inc. dated as of February 24, 1995 (incorporated by reference to Exhibit
2.1 to the Company's report on Form 8-K filed March 8, 1995 (File No. 1-8654).

          (27)  Exhibit 27.1. Financial Data Schedule.

     (b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated February 24, 1995, reporting Item 2 "Acquisition or Disposition of Assets", relating to the acquisition of the business and assets of GC & Co.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


     UNITEL VIDEO, INC.


      By: /S/ John Hoffman
         -------------------------
         John Hoffman
         President and Chief Executive Officer


      By: /S/ Barry Knepper
         -------------------------
         Barry Knepper
         Vice President-Finance and Treasurer

Dated:    April 12, 1995