Form 10-Q
period 1995-05-31
UNITEL VIDEO INC/DE
filed 1995-07-17
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 1995

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

Commission file number 1-8654

                               Unitel Video, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                    23-1713238
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                515 West 57th Street - New York, New York  10019
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 265-3600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such requirements for the past 90 days.

Yes    / X /                                                No    /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,625,165 Common shares outstanding as of July 17, 1995
(Number of shares)                        (Date)

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                           QUARTER ENDED MAY 31, 1995

                                                                         Page
                                      INDEX                             Number

Part I.        FINANCIAL INFORMATION

               Item 1.        Financial Statements

                              Consolidated Balance Sheets
                              May 31, 1995  (Unaudited) and
                              August 31, 1994                           3-4

                              Consolidated Statements of Operations
                              May 31, 1995  (Unaudited) and
                              May 31, 1994  (Unaudited)                   5

                              Consolidated Statements of Cash Flows
                              May 31, 1995   (Unaudited)
                              and May 31, 1994  (Unaudited)             6-7

                              Notes to Consolidated Financial
                              Statements  (Unaudited)                   8-9

               Item 2.        Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                10-11

Part II.       OTHER INFORMATION

               Item 6.        Exhibits and Reports on Form 8-K          12

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           QUARTER ENDED MAY 31, 1995

Part 1.        FINANCIAL INFORMATION

               ITEM 1.        Financial Statements

               CONDENSED CONSOLIDATED BALANCE SHEETS

                                        May 31, 1995            August 31, 1994
                                        ------------            ---------------
                                        (Unaudited)                  (Note)
ASSETS
Current Assets:
    Cash                                $  1,073,000               $  1,293,000
    Accounts receivable,
      less allowance for
      doubtful accounts of $ 866,000
      and $690,000                        13,328,000                 10,772,000
    Other receivables                        352,000                    382,000
    Prepaid income taxes                     323,000                     81,000
    Prepaid expenses                         957,000                  1,553,000
                                        ------------               ------------
Total current assets                      16,033,000                 14,081,000

Property and equipment - at cost
    Land, buildings
      and improvements                    23,587,000                 22,787,000
    Video equipment                       98,101,000                 92,301,000
     Automobiles                              50,000                     50,000
     Furniture and fixtures                3,740,000                  3,362,000
                                        ------------               ------------
                                         125,478,000                118,500,000

Less accumulated depreciation             69,566,000                 63,075,000
                                        ------------               ------------
                                          55,912,000                 55,425,000

Goodwill                                   3,834,000                  1,839,000

Other assets                               1,079,000                  1,168,000
                                        ------------               ------------
                                        $ 76,858,000               $ 72,513,000
                                        ------------               ------------
                                        ------------               ------------

Note: The balance sheet at August 31, 1994 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                 May 31, 1995    August 31, 1994
                                                 ------------    ---------------
                                                  (Unaudited)         (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $  4,824,000      $  6,504,000
    Accrued expenses                                1,817,000         1,061,000
    Payroll and related taxes                       3,269,000         2,982,000
    Current maturities of long-term debt           14,653,000        12,153,000
    Current maturities of ESOP loan                   181,000           168,000
                                                 ------------      ------------
    Total current liabilities                      24,744,000        22,868,000

Deferred rent                                         867,000           987,000
Deferred gain on sale of building                       --              117,000
Long-term debt, less current maturities            17,928,000        15,891,000
Subordinated debt                                   3,250,000         2,500,000
ESOP loan, less current maturities                    200,000           338,000
Accrued retirement                                  1,098,000           969,000
Deferred income taxes                                  67,000            15,000

Stockholders' equity:
    Common stock, par value
      $.01 per share
      Authorized 5,000,000 shares
      Issued 3,491,545 and 3,482,754 shares
        respectively, and outstanding 2,625,165
        and 2,616,465 shares respectively              26,000            26,000
Additional paid-in capital                         27,412,000        27,386,000
Retained earnings                                   9,770,000        10,079,000
Common stock held in treasury,
    at cost (866,289 shares)                       (7,974,000)       (7,974,000)
                                                 ------------      ------------
                                                   29,234,000        29,517,000
Unearned employee benefit expense                    (530,000)         (689,000)
    Total stockholders' equity                     28,704,000        28,828,000
                                                 ------------      ------------
                                                 $ 76,858,000      $ 72,513,000
                                                 ------------      ------------
                                                 ------------      ------------

Note: The balance sheet at August 31, 1994 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended May 31,    Nine Months Ended May 31,
                                    --------------------------    -------------------------

                                        1995           1994           1995           1994
                                        ----           ----           ----           ----
Sales                               $20,831,000    $20,486,000    $62,645,000    $60,849,000

Cost of sales:
     Production costs                14,797,000     14,096,000    43,829,000      41,280,000
     Depreciation                     2,689,000      2,373,000      7,363,000      7,328,000
                                     ----------     ----------     ----------     ----------
                                     17,486,000     16,469,000     51,192,000     48,608,000
                                     ----------     ----------     ----------     ----------

Gross profit                          3,345,000      4,017,000     11,453,000     12,241,000

Operating expenses:
     Selling                            711,000        722,000      2,196,000      2,137,000
     General and administrative       2,490,000      2,308,000      6,747,000      7,382,000
     Interest                           974,000        619,000      2,431,000      1,819,000
     Restructuring charge (Note 7)      400,000        400,000        400,000          --  .
                                     ----------     ----------     ----------     ----------
                                      4,575,000      3,649,000     11,774,000     11,338,000
                                     ----------     ----------     ----------     ----------

Earnings (loss) from operations      (1,230,000)       368,000       (321,000)       903,000

Other income                              --             --            14,000          --  .
                                     ----------     ----------     ----------     ----------

Earnings (loss) before
    income taxes                     (1,230,000)       368,000       (307,000)       903,000

Income taxes                           (432,000)       138,000          2,000        389,000
                                     ----------     ----------     ----------     ----------

Net earnings                         $ (798,000)    $  230,000     $ (309,000)    $  514,000
                                     ----------     ----------     ----------     ----------
                                     ----------     ----------     ----------     ----------

Net earnings (loss) per common
        share                        $     (.31)    $     0.09     $     (.12)    $     0.20
                                     ----------     ----------     ----------     ----------
                                     ----------     ----------     ----------     ----------

Weighted average of common and
     common equivalent shares
     outstanding                      2,591,000      2,613,000      2,579,000      2,615,000
                                     ----------     ----------     ----------     ----------
                                     ----------     ----------     ----------     ----------

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                       -----------------
                                                 May 31, 1995      May 31, 1994
                                                 ------------      ------------
Cash Flows From Operating Activities:
    Net income (loss)                            $   (309,000)     $    514,000
    Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
    Depreciation and amortization                   7,655,000         7,533,000
    Net gain on disposal of assets                   (292,000)         (205,000)
    Accretion of subordinated debt                       --             317,000
    Recognition of deferred gain                     (117,000)         (150,000)
    Amortization of deferred financing costs          297,000           401,000
    Deferred financing costs                             --             (69,000)
Payments made on accrued acquisition
       costs                                             --             (67,000)
    Deferred rent                                    (121,000)           53,000
    Accrued retirement expense                        129,000           154,000
    Deferred income taxes                              52,000            15,000
  Decrease (Increase) in:
    Accounts receivable                            (2,732,000)       (1,471,000)
    Allowance for doubtful accounts                   176,000            20,000
    Other receivables                                  30,000          (176,000)
    Prepaid expenses                                  596,000          (200,000)
    Prepaid taxes                                    (242,000)          156,000
    Other assets                                     (277,000)          (31,000)
    Deferred tax asset                                   --             125,000
  Increase (Decrease) in:
     Accounts payable                              (1,679,000)       (1,519,000)
     Accrued expenses                                 757,000           347,000
     Payroll and related taxes                        287,000           869,000
                                                   ----------        ----------
        Total adjustments                           4,519,000         6,102,000
                                                   ----------        ----------
          Net cash provided by operating
           activities                               4,210,000         6,616,000

Cash Flows From Investing
    Activities:
      Capital expenditures                         (3,340,000)      (10,866,000)
      Acquisition of GC & Co. assets               (1,300,000)             --
      Proceeds from disposal of assets                314,000           205,000
      Profit distribution from affiliate                 --              (5,000)
                                                   ----------        ----------
         Net cash used in
          investing activities                     (4,326,000)      (10,666,000)

                                                              (Continued)

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                       Nine Months Ended
                                                       -----------------
                                                 May 31, 1995      May 31, 1994
                                                 ------------      ------------
Cash Flows From Financing Activities:
      Proceeds from long-term financing           $ 3,497,000       $ 6,780,000
      Proceeds from issuance of common stock           52,000           117,000
      Repayment of loan to ESOP                         8,000            10,000
      Repayment of note to Banta                     (500,000)
      Principal repayments                         (3,161,000)       (3,028,000)
                                                  -----------       -----------
         Net cash provided (used) by
           financing activities                      (104,000)        3,879,000
                                                  -----------       -----------
Net Decrease in Cash                                 (220,000)         (171,000)

Cash Beginning of Year                              1,293,000         1,008,000
                                                  -----------       -----------
Cash End of Nine Months                           $ 1,073,000       $   837,000

                                                  -----------       -----------
                                                  -----------       -----------


Schedule of income taxes and
  interest paid:

      Income Taxes Paid                           $  157,000        $   116,000
      Interest Paid                                 2,417,000         1,055,000
                                                  -----------       -----------
                                                  $ 2,574,000       $ 1,171,000
                                                  -----------       -----------
                                                  -----------       -----------

Supplemental schedule of non cash investing and financing activities:

Detail of acquisition of GC & Co.:
      Fair value of assets acquired               $ 6,750,000
      Subordinated note to seller                    (750,000)
      Capital lease obligation                     (4,700,000)
                                                  -----------
      Net cash paid for acquisition               $ 1,300,000
                                                  -----------
                                                  -----------

                    See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                         NINE MONTHS ENDED MAY 31, 1995
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 31, 1995, the consolidated statements of operations for the nine months and quarters ended May 31, 1995 and 1994, and the consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1994 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended May 31, 1995 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY

During the nine months ended May 31, 1995, stockholders' equity decreased due to:

Net loss                                                     $(309,000)
Reduction in unearned employee benefit expense                 159,000
Reduction in additional paid in capital resulting
      from the allocation of ESOP shares                       (26,000)
Purchase of stock under the Unitel Video Inc. Employee
       Stock Purchase Plan                                      20,000
Exercise of stock options                                       32,000
                                                             ---------
Total reduction in stockholders' equity                      $(124,000)
                                                             ---------
                                                             ---------

3.  RECLASSIFICATION

Gain on disposal of fixed assets and amortization of goodwill were reclassified for fiscal 1994 to conform with the current year presentation.

4.  PER SHARE DATA

Per share data for the quarter and nine months ended May 31, 1995 and 1994 is based on the weighted average number of common shares outstanding. In the quarter and nine months ended May 31, 1995, unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See Note 5).

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

The Plan's compensation expense was $131,715 and $43,905 for the nine months and quarter ended May 31, 1995, respectively. A summary of the Plan's shares as of May 31, 1995 is as follows:

                        Allocated shares                      87,678
                        Shares released for allocation         6,090
                        Unreleased shares                     39,960
                                                              ------
                                                             133,728
                                                             -------
                                                             -------
                        Fair value of unreleased shares
                        at May 31, 1995                     $255,000
                                                            --------

Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the nine months ended May 31, 1995, 39,960 shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net loss, and resulted in a decrease of approximately 1% on the net loss per share for the nine months and quarter ended May 31, 1995.

6.  GC & CO. ACQUISITION

On February 24, 1995, the Company purchased the business and assets of GC & Co. for a purchase price of $6,750,000 consisting of $6,000,000 in cash and $750,000 of convertible subordinated promissory notes. The notes bear interest at the rate of 1% over prime and the entire principal balance is due in August of 1997. The notes are subordinated to all debt of the Company owing to the Company's primary bank lenders, and are convertible into the Company's common stock, based on the principal of the notes, at a rate of $10.00 per share. The cash portion of the purchase price was financed by a $4,700,000 five year capital lease with a fixed rate of interest of 8.2%, payable in sixty equal monthly payments of principal and interest of $82,000 and a balloon payment at the end of the lease period of $940,000. Additionally, the Company obtained a $1,800,000 loan with a fixed interest rate of 9.3% payable in sixty equal monthly payments of principal and interest of $33,000 and a balloon payment at the end of the five year period of $360,000. The $500,000 available to the Company from these two financings after the payment of the cash portion of the GC & Co. acquisition price was used to repay a $500,000 note payable to Banta Corporation from the purchase of the Editel Los Angeles building. The purchase price includes goodwill of $2,000,000 which will be amortized over a 15 year period.

7.   RESTRUCTURING CHARGE

In May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 for severance and early retirement payments. On June 15, 1995, 14 employees of the Editel Chicago division were terminated. In May of 1995 the restructuring liability was reduced by approximately $11,000 as a result of retirement payments made during the month. As of May 31, 1995 the balance of the restructuring liability was approximately $389,000 and is included in accrued payroll.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures were $ 992,000 and $3,340,000 during the quarter and nine months ended May 31, 1995, (exclusive of the acquisition of GC & Co. described below) and $2,356,000 and $10,866,000 for the quarter and nine months ended May 31, 1994. During the first nine months of fiscal year 1995 capital expenditures were made primarily for the modernization of the Company's Editel-Los Angeles building and film to tape facilities. Equipment used in post production and graphics was also purchased for use throughout the Company.

Net cash provided by operating activities during the nine months ended May 31, 1995 was $4,210,000 and during the nine months ended May 31, 1994 was $6,616,000. Net cash provided by operating activities for the nine months ended May 31, 1995 was offset by $4,326,000 of cash used in investing activities, which consisted primarily of capital expenditures and the acquisition of the assets of GC & Co. and was further reduced by net cash used in financing activities of $ 104,000, resulting in a net decrease in cash available of $ 220,000.

In May 1992, the Company entered into a revolving credit and term loan agreement with its two primary bank lenders. The facility includes a term loan portion that is payable in equal monthly payments of $250,000 through October 1998, and a $10,000,000 revolving credit portion which was due in full in May 1995. The lenders have extended the maturity of the revolving credit portion to August 31, 1995. The Company is currently in the process of refinancing both the term and revolving portions of the bank facility with another lender and expects to close on this transaction in August 1995. The revolving credit portion of the long-term debt is included in current liabilities.

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

In May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 which is comprised of severance and early retirement expense. The Company anticipates annual cash savings of approximately $1,000,000 in fiscal 1996 related to the downsizing.
In May of 1995 the restructuring liability was reduced by approximately $11,000 as a result of retirement payments made during the month.

RESULTS OF OPERATIONS

Sales were $20,831,000 and $20,486,000 for the quarters ended May 31, 1995 and 1994, respectively, representing an increase of 2%. The sales increase was due primarily to greater revenues generated by the Company's studio production and mobile facilities. Sales were $62,645,000, and $60,849,000 for the nine months ended May 31, 1995 and May 31, 1994, respectively.

The Company's net loss for the quarter ended May 31, 1995 was $798,000, compared to net income of $230,000 for the comparable quarter of fiscal year 1994. The loss of $798,000 for the third quarter of fiscal 1995 is due primarily to poor operating results of the Editel Chicago division and a related $400,000 restructuring charge, for the downsizing of this division. Additionally, expenses incurred related to the terminated sale of Unitel Hollywood and the GC & Co. acquisition affected third quarter results. The Company's net loss was $ 309,000 for the nine months ended May 31, 1995 compared to net income of $514,000 for the nine months ended May 31, 1994.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 71% for the quarter ended May 31, 1995, as compared to 69% for the quarter ended May 31, 1994 and were 70% and 68% for the first nine months of fiscal years 1995 and 1994, respectively. The increase in production costs for the quarter and nine months ended May 31, 1995 as compared with the same period in the prior year, is due primarily to a significant increase in studio and mobile production revenues which incur variable expense at a higher rate than the Company's other services.

Depreciation, as a percentage of sales, was 13% and 12% for the quarters ended May 31, 1995 and May 31, 1994, respectively, and 12% for the first nine months of both of the 1995 and 1994 fiscal years. The increase in the quarter ended May 31, 1995 compared to the same period in the prior year was a result of an increase in depreciation due to the GC & Co. acquisition. Also, depreciation expense was offset by gain on disposals in the third quarter of fiscal 1995 of $18,000 as compared to a gain of $124,000 in the same period in fiscal 1994. Additionally, certain assets of the Company's Mobile and Windsor divisions became fully depreciated in the fourth quarter of 1994.

Selling expenses for the quarters ended May 31, 1995 and May 31, 1994 were 3.4% and 3.5% of sales, respectively, and 3.5% for both of the nine months ended May 31, 1995 and May 31, 1994. Selling expense as a percentage of sales for the nine months ended May 31, 1995 have remained relatively flat when compared to the prior year due to a reduction in advertising spending.

General and administrative expenses, as a percentage of sales, for the quarters ended May 31, 1995 and May 31, 1994 were 12% and 11% respectively, and 11% and 12% for the nine months ended May 31, 1995 and May 31, 1994, respectively. General and administrative expenses as a percentage of sales increased 1% for the quarter ended May 31, 1995 when compared with the same period in the prior fiscal year due to expenses related to the acquisition of GC & Co. in February of 1995. The decrease for the nine months ended May 31, 1995 compared to the same period in fiscal 1994 is due primarily to an ongoing company wide effort to reduce administrative costs.

Interest expense, as a percentage of sales, for the quarters ended May 31, 1995 and May 31, 1994 was 5% and 3%, respectively, and 4% and 3% for the nine months ended May 31, 1995 and May 31, 1994. The increase in the quarter and nine months ended May 31, 1995 as compared to the same period in fiscal 1994 was due to additional interest expense incurred relating to the mortgage financings for the Editel-Los Angeles building purchased by the Company in June 1994 and financing obtained for the acquisition of GC & Co. in February 1995. Additionally, interest rates were significantly higher in the first nine months of fiscal 1995 as compared to the same period in the prior year resulting in higher interest payments on the floating rate portion of the Company's debt.

The Company's effective tax rate was 47% and 43% for the first nine months of fiscal 1995 and 1994. The effective tax rate exceeded the federal statutory rate of 34% due to state and local taxes.

Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits required to be filed by Item 601 of Regulation S-K.

                1. Exhibit 2. Asset Purchase Agreement between Unitel Video, Inc. and Jee See & Co., Inc. dated as of February 24, 1995 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 8, 1995 (File No. 1-8654).

                2. Exhibit 3 (ii). By-laws. By-laws as amended by the Board of Directors of the Company on May 8, 1995.

                3.     Exhibit 27. Financial Data Schedule.

          (b)   Reports on Form 8-K.

The Company filed a Current Report on Form 8-K/A on May 8, 1995 to amend the Current Report on Form 8-K dated February 24, 1995 and filed by the Company on March 8, 1995 (File No. 1-8654).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITEL VIDEO, INC.


                                       By: /s/ David Micciulla
                                           -----------------------------
                                           David Micciulla
                                           President and Chief Executive Officer


                                       By: /s/ Barry Knepper
                                           -----------------------------
                                           Barry Knepper
                                           Senior Vice President-Finance and
                                           Treasurer

                                       Dated:  July 17, 1995