Form 10-K
period 1995-08-31
UNITEL VIDEO INC/DE
filed 1995-12-14
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
                                    ---------



     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---------     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended     August 31, 1995
                              ------------------------------------

                         OR

 ---------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT  OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                               ----------           ----------
Commission file number 1-8654
                       ------

                               UNITEL VIDEO, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     23-1713238
---------------------------                  --------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

510 West 57th Street, New York, New York             10019
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone no., including area code:  (212) 265-3600
                                                  --------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange
     Title of Each Class                          on which registered
     -------------------                          -------------------
Common Stock, $.01 par value                      American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X               No
                       ------               ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).
                            ---

                           (Cover Page:  1 of 2 Pages)

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at December 12, 1995 was approximately $11,760,705.

There were 2,625,565 shares of Common Stock outstanding at December 12, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain portions of the Registrant's Proxy Statement for the Registrant's 1995 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.        BUSINESS

GENERAL

     Unitel Video, Inc. (the "COMPANY") provides a full range of services to the video communications industry for the recording, editing and duplication of television programs, commercials and corporate and other communications on videotape. The Company's services are provided primarily in the following areas: studio videotape recording, mobile videotape recording and live telecasting, film to videotape transfer, editing, computer graphics and videotape duplication. The Company also designs and produces custom CD-ROM, CD-I, videodisc and networked multimedia presentations.

     The Company's services are provided at facilities located in New York City, Los Angeles and Chicago and through the Company's Mobile division based in Pittsburgh. The Company's Mobile division provides "on-location" services, including technical personnel, for videotape recording and live telecasting of sports, cultural and other events throughout North America.

     As the Company is in a service industry, it does not use raw materials. It does, however, use videotape. Videotape is readily available from numerous sources and the Company has not experienced, nor does it anticipate experiencing, difficulty in obtaining videotape for its operations. In addition, the Company has service contracts with its customers, generally for facilities and personnel at specific times or on a project or job-by-job basis (as more fully described below under the caption "Marketing") and, accordingly, does not have backlog as such.

     The Company's cost structure is such that depreciation, selling expenses and general and administrative expenses do not generally fluctuate from quarter to quarter during a fiscal year based on sales volume. Furthermore, a majority of production costs are fixed. Accordingly, relatively small variations in quarterly sales historically have resulted in disproportionately greater variations in net earnings. In part due to the foregoing, during fiscal years 1995, 1994 and 1993, the Company recognized a significantly greater proportion of net earnings in the first quarter as compared to the other quarters of the fiscal year. See Note L to Notes to Consolidated Financial Statements.

SERVICES

     STUDIO VIDEOTAPE RECORDING. The Company provides the studios, equipment and skilled technical personnel needed to record television programs, commercials and corporate and other videotape communications. The equipment includes color television cameras, videotape recorders, sound monitoring and mixing equipment and lighting equipment. The Company does not generally provide program direction or other artistic or non-technical production services, such as the preparation of scripts, the hiring of performers or the supplying of special props or scenery. The Company operates nine studios in New York City.

  Among the programs produced at the Company's studio facilities are "The Sally Jessy Raphael Show", "Inside Edition", "The Rush Limbaugh Show", "The Rolonda Watts Show", "American Journal", "The Gordon Elliot Show", "The Mark Walberg Show" and "The Carnie Wilson Show". Studio recording accounted for approximately 16%, 15% and 16% of the Company's revenues during the fiscal years ended August 31, 1995, 1994 and 1993, respectively.

     MOBILE VIDEOTAPE RECORDING AND LIVE TELECASTING. The Company's Mobile division provides videotape recording and live telecasting services "on-location" by transporting videotape and other related equipment in its mobile vehicles. These vehicles have been designed to serve as the production control center for events in sports arenas, concert halls, theaters and other locations. The Company also arranges for the skilled technical personnel required to perform these services. The Company's ten mobile vehicles are equipped to travel on a continuous basis throughout North America and can be maintained in the field. The Company's Mobile division accounted for approximately 21%, 19% and 18% of the Company's revenues during the fiscal years ended August 31, 1995, 1994 and 1993, respectively. In February 1995, the Company acquired the assets of Burbank, California based GC & Co. which added three mobile units to the Company's fleet of seven. Some of the events handled by the Company's mobile production units include "Live from the Met", "Live from Lincoln Center", "The Grammy Awards", "The Emmy Awards", "The Academy Awards", major golf and tennis tournaments, broadcast of Pittsburgh Pirates, Montreal Expos and Toronto Blue Jays major league baseball games, Major League Baseball's Allstar, Playoff and World Series games and the international broadcast of the "Super Bowl".

     FILM TO VIDEOTAPE TRANSFER. The Company provides the facilities and technical personnel for transferring 16mm and 35mm motion picture positive and negative film and slides to videotape. Through the use of computers, the color of the picture may be corrected, altered or enhanced frame by frame to meet client needs. Film to videotape transfer accounted for approximately 9%, 9% and 10% of the Company's revenues during the fiscal years ended August 31, 1995, 1994 and 1993, respectively. The Company has performed this service for major theatrical motion pictures such as "Waterworld", "Batman Forever" and "Congo", and television programs such as "Murder, She Wrote" and "Homicide".

     EDITING. The Company provides editing equipment and skilled personnel required to perform the editing, special optical and audio effects, titling and other technical work necessary to produce a master videotape suitable for broadcast, cablecast, duplication or other distribution. Using computer-controlled electronic editing equipment, video and audio tape recorders and special effects and titling equipment, videotape recorded by the Company or others is processed into a finished product. Additionally, the Company provides creative editorial and editorial supervision through the post production process and consultative storyboard services directly to advertising agencies. Editing accounted for approximately 35%, 37% and 40% of the Company's revenues during the fiscal years ended August 31, 1995, 1994 and 1993, respectively. Among the programs edited at the Company's facilities are " Star Trek:Voyager", "Star
Trek: Deep Space Nine", "Grace Under Fire", "Cybill", "The Simpsons" and "Homicide".

     COMPUTER GRAPHICS. The Company offers creative consultation, technical assistance and full-service facilities for the creation of computer-generated graphics, special effects and animation in the digital format in both 2-D and 3-
D. These services accounted for approximately 9% of the Company's revenues in fiscal 1995 and 10% during each of the fiscal years ended August 31, 1994 and 1993. The Company's projects in this area include various commercials for Blockbuster Video, Sharp Electronics, Subway, McDonalds, Procter Gamble, General Mills and Oldsmobile.

     VIDEOTAPE DUPLICATION. The Company furnishes videotape duplication services in all formats, including formats available for broadcast and cablecast in the United States as well as the multiple formats used abroad. Duplication services accounted for approximately 4%, 5% and 6% of the Company's revenues during the fiscal years ended August 31, 1995, 1994 and 1993, respectively.

     INTERACTIVE MULTIMEDIA PRODUCTION. The Company designs and produces custom CD-ROM, CD-I, videodisc and networked multimedia presentations for clients in the publishing, financial services, pharmaceutical, entertainment, advertising, retail, telecommunications and utility industries. Extensive use of other Company resources are integrated into the productions, including video compression, digital to video transfers, 3-D computer graphic creation and studio and location recording. Interactive multimedia production accounted for approximately 1% of the Company's revenues during each of the fiscal years ended August 31, 1995, 1994 and 1993.

MARKETING

     The Company markets its services principally to cable television program suppliers, independent producers, national television networks, local television stations, motion picture studios, advertising agencies, program syndicators and distributors through the direct efforts of its internal sales personnel and through advertising in certain trade publications. The Company has no material patents. The Company markets its services through the use of the Unitel, Editel and Windsor names.

     Customers for editing services, film-to-tape transfer, computer graphics and videotape recording of television commercials generally make arrangements for the Company's services without significant advance notice, on a project or job-by-job basis. Customers for studio and "on-location" videotape recording or live telecasting of programs generally make arrangements longer in advance of the time when the facilities and services are required. The Company has entered into arrangements with several customers for periods ranging up to three years to provide editing, mobile videotape recording and/or studio videotape recording services. No customer accounted for more than 10% of the Company's total sales for the fiscal year ended August 31, 1995.

COMPETITION

     The video services industry is highly competitive. Certain videotape service businesses (both independent companies and divisions of diversified companies) provide most of the same services provided by the Company, while others specialize in one or several of these services. Editing and videotape recording services are also subject to competition from the film industry.
While the Company provides the facilities for the transfer of film to videotape, it does not perform any services directly on film.

     Many competitors of the Company, some with greater financial resources, are located in the New York City, Los Angeles and Chicago areas, the principal markets for the Company's services other than "on-location" video services. "On-location" video services provided by the Company compete on a nationwide basis with companies located throughout North America.

     The Company competes on the basis of the overall quality of the services it provides, state-of-the-art equipment, breadth of services, reputation in the industry and location. The Company also competes on the basis of its ability to attract and retain qualified, highly skilled personnel. The Company believes that prices for its services are competitive within its industry, although some competitors may offer certain of their services at lower rates than the Company. The video services industry has been and is likely to continue to be subject to technological change to which the Company must respond in order to remain competitive.

EMPLOYEES

     At August 31, 1995, the Company had 474 full-time employees. The Company's Unitel-New York division post-production personnel (22 employees) are members of the National Association of Broadcast Employees and Technicians, AFL-CIO, under a contract with the Company which expires in April 1997.

     The technical personnel of the Company's Editel-Los Angeles division
(44 employees) are represented by the International Alliance of Theatrical Stage Employees ("IATSE"), under a contract which expires in November 1997. A portion of the Company's Editel-New York technical personnel (44 employees) are represented by IATSE under a three year contract which expired in May 1994. Negotiations for a new contract, which are currently underway, have historically been completed after the expiration of the previous contract. A portion of the Company's Editel-New York administrative staff (8 employees) are also represented by IATSE under a three year contract which expired in December 1994. Negotiations for a new contract, which are currently underway have historically been completed after the expiration of the previous contract.

     The Company believes that its employee relations are generally satisfactory.

DEVELOPMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain indentifiable intangibles to be disposed of. The Company adopted this statement as of August 31, 1995.

The Company has decided to focus its resources toward providing services to the entertainment and corporate communications areas, which represents the Company's strength. As part of the strategy, the Company has decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialize in the highly competitive commercial advertising portion of the video facilities industry. During the 1995 fiscal year, the three Editel divisions incurred a pretax loss of $3,682,000. As a result the Company identified property, plant and equipment associated with these divisions with a carrying value of approximately $24,000,000 that it no longer needed for its current and future operations, and during the fourth quarter of fiscal
1995 committed to a plan to dispose of them. Accordingly, the Company began marketing these divisions to potential buyers and plans to sell them.
Although the Company intends to sell these assets within one year there is no assurance that it will be able to do so, accordingly these assets are classified in the balance sheet as long-term. The Company estimated the revised value to be approximately $19,300,000. Accordingly, the Company recorded an impairment charge of approximately $4,700,000 in 1995 on these assets, which was included in impairment charges. The Company intends to operate these divisions until a sale is consummated.

     The Company reevaluated its investment in its Windsor division in the fourth quarter of fiscal 1995 and determined that based upon it's operating results, the goodwill associated with the purchase of this division and certain property, plant and equipment that will not provide any future benefits to the Company were impaired. The Company recognized an impairment charge of approximately $3,000,000 included in impairment charges during the fourth quarter which represents the remaining balance of these assets.

     In May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 which is comprised of severance and early retirement expense. In fiscal 1995 the restructuring liability was reduced by approximately $127,000 as a result of severance and retirement payments made during fiscal 1995. As of August 31, 1995, the balance of the restructuring liability was approximately $273,000 and is included in accrued payroll.

     In February 1995 the Company acquired the business and assets of GC & Co., a Burbank, California based provider of mobile videotape production services. The purchase price of $6,750,000 was financed with $6,000,000 of cash from the proceeds of a $6,500,000 equipment financing from an insurance company lender and a $750,000 subordinated convertible note from the sellers. The subordinated note is convertible into 75,000 of the Company's common shares at a stated conversion price of ten dollars per share.

ITEM 2.   PROPERTIES.

     The following table sets forth, as of August 31, 1995, certain information concerning the Company's facilities. The lease expiration dates exclude option extension periods which exist in certain leases.

                                                                 Lease
                       Approximate                             Expiration
Location               Square Feet Primary Use                   Date
-------------------------------------------------------------------------------
515 West 57 Street       40,000    Television studios and post-  Owned
New York, New York                 production facilities.

508-510 West 57 Street   15,000    Television studio and         March 1999
New York, New York                 support space.

841 Ninth Avenue         21,000    Television studio and         August 2003
New York, New York                 support space.

503 West 33 Street        8,000    Television studio and         April 2001
New York, New York                 support space.

402 East 76 Street       30,000    Television studio and         June 1998
New York, New York                 support space.

8 West 38 Street         20,000    Television studio and         March 2001
New York, New York                 support space, post-
                                   production, administrative
                                   offices and production offices.

222 East 44 Street       43,000    Post-production, film         Dec 1999
New York, New York                 transfer and computer
                                   graphics facilities, and
                                   administrative offices.

433-435 West 53 Street   14,000    Television studio and         Owned
New York, New York                 support space.

4100 Steubenville Pike   18,000    Mobile production             Sept 1997
Pittsburgh, Pennsylvania           headquarters.

301 East Erie Street     31,000    Television studio, post-      Dec 2004
Chicago, Illinois                  production, film-to-tape
                                   transfer and computer graphics
                                   facilities, and administrative
                                   offices.

729 North Highland       26,000    Television studio, post-      Owned
Los Angeles, California            production, film-to-tape
                                   transfer and computer graphics
                                   facilities, and administrative
                                   offices.

3330 Cahuenga Blvd. W.   30,000    Post-production, film-        Dec 1998
Los Angeles, California            to-tape transfer and
                                   computer graphics facilities,
                                   and administrative offices.

1101 Isabel Street       15,000    Mobile field shop and         August 1996
Burbank, California                garage.




855 10th Avenue           5,000    Office space                  Dec 1995
New York, New York

     All of the Company's facilities are well maintained structures, in good physical condition and are adequate to meet the Company's current and reasonably foreseeable needs.

ITEM 3.   LEGAL PROCEEDINGS.

     (a) There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

     (b) No material pending legal proceeding was terminated during the fourth quarter of the Company's fiscal year ended August 31, 1995.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                   Officer
Name                Age            Since          Positions with the Company
-------------------------------------------------------------------------------
David Micciulla     40             1994           President, Chief Executive
                                                  Officer and Director

Barry Knepper       45             1982           Senior Vice President-
                                                  Finance & Administration,
                                                  Chief Financial Officer,
                                                  Treasurer and Director

Richard L. Clouser  55             1982           President of Mobile
                                                  Division

Mark Miller         47             1995           President of Unitel -
                                                  Hollywood Division

Jill Debin Cohen    43             1995           President of Windsor
                                                  Video Division

Albert Walton       50             1995           President of Editel-Los
                                                  Angeles Division

D.L. Bean           42             1995           President of Editel-Chicago
                                                  Division

Tom Eyring          43             1995           Chief Technology Officer

      CERTAIN INFORMATION CONCERNING THE EXECUTIVE OFFICERS OF THE COMPANY

Mr. Micciulla has been President, CEO and Director of the Company since May, 1995. He was President of the Unitel-New York and Windsor Video divisions from April 1994 to May 1995. From June 1992 to April 1994 Mr. Micciulla was the General Manager of Unitel-New York. From March 1987 to May 1992 he was Vice President Finance/Controller of Editel-New York.

Mr. Knepper has been Senior Vice President-Finance and Administration and Director since May 1995, Chief Financial Officer of the Company since 1982 and has served as its Treasurer since 1983.

Mr. Clouser has been President of the Mobile Division of the Company since 1982.

Mr. Miller has been President of the Unitel Hollywood division since April 1995. From 1990 through April 1995 he was Vice President of Engineering and Operations of Unitel Hollywood. From 1984 through 1990 he was Vice President of Engineering of Unitel Hollywood.

Ms. Debin Cohen has been President of Windsor Video since June 1995. From November 1993 to June 1995 she was the Vice President/General Manager of Windsor Video. Ms. Debin Cohen was the Vice President of Operations for Editel New York from 1988 through November 1993.

Mr. Walton has been President of Editel-Los Angeles since July 1995. From May 1994 through July 1995 he was the Director of New Business Development for Editel-Los Angeles. He served as Vice President of CIS from 1988 through 1984, a Hollywood based specialized visual effects company.

Ms. Bean has been the President of Editel-Chicago since September 1995. She was the General Manager of Editel-Chicago from March 1992 to September 1995 during which time she was promoted to Vice President in June 1995. From 1983 through February 1992, Ms. Bean was the Vice President/General Manager of IPA, the Editing House, a video post production and graphics facility in Chicago.

Mr. Eyring has been Chief Technology Officer since June 1995. From 1991 to June 1995 he was Vice President of Engineering of Editel-New York and from 1982 through 1991 he was Director of Engineering Services for Editel-New York.

The term of office of each executive director of the Company expires as specified by the Board of Directors of the Company and when his or her respective successor is elected and has qualified.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the American Stock Exchange under the symbol UNV. The following table sets forth, for fiscal years 1995 and 1994, the high and low sales prices of the Common Stock as furnished by the American Stock Exchange:


Fiscal Year 1995:                           Low         High
                                            ---         ----
     First Quarter.......................  4 7/8        6 1/2
     Second Quarter......................  4 7/8        7 3/4
     Third Quarter.......................  7 1/2        5 7/8
     Fourth Quarter......................  8 1/2        5 3/4

Fiscal Year 1994:                           Low         High
                                            ---         ----
     First Quarter.......................  6           8-1/4
     Second Quarter......................  6-7/8       9-3/8
     Third Quarter.......................  5-3/4       8-1/8
     Fourth Quarter......................  5-7/8       7-1/8


     As of December 11, 1995 there were approximately 387 holders of the Company's Common Stock.

     Since its inception in 1969, the Company has not declared or paid cash dividends on its Common Stock, and it does not anticipate declaring or paying cash dividends in the foreseeable future. The declaration, payment and amount of future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In connection with certain of its financing arrangements, the Company is subject to certain restrictions which prohibit the payment of cash dividends. (See Note B to Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations).

ITEM 6.   Selected Financial Data

                                     1995                1994                1993                1992(b)             1991
                               ------------------------------------------------------------------------------------------------
OPERATIONS:
  Sales                           $83,285,000         $80,498,000         $79,390,000         $63,000,000         $45,998,000
  Cost of sales (c)               $69,219,000         $64,391,000         $62,418,000         $48,382,000         $36,901,000
  Interest expense, net           $ 3,649,000         $ 2,388,000         $ 2,815,000         $ 2,072,000         $ 1,848,000
  Earnings(loss)before
       income taxes               $(9,341,000)        $ 1,519,000         $   924,000         $ 3,097,000         $ 1,994,000
  Net earnings(loss)(a)           $(6,547,000)        $   859,000         $   711,000         $ 1,728,000         $ 1,043,000

FINANCIAL POSITION:
  Total assets                    $74,186,000         $73,245,000         $69,052,000         $62,269,000         $39,208,000
  Working capital
       (deficiency)               $(3,467,000)(e)     $(8,055,000)(d)     $  (705,000)        $ 2,577,000         $   889,000
  Current ratio                      .82 to 1 (e)        .64 to 1 (d)        .95 to 1           1.22 to 1           1.15 to 1
  Property & equipment-net        $34,491,000 (f)     $55,425,000         $51,166,000         $43,679,000         $29,541,000
  Long-term debt, less
    current maturities            $19,936,000(d)      $14,142,000(d)      $21,835,000         $27,904,000         $17,988,000
  Stockholders'equity             $22,526,000         $28,828,000         $27,673,000         $17,727,000         $12,760,000

DATA PER COMMON SHARE:
  Net earnings(loss)per
    common share                  $     (2.53)        $       .33         $       .30         $      1.07         $       .67

Weighted average number of
  common and common equivalent
  shares outstanding                2,582,000           2,617,000           2,066,000           1,580,000           1,552,000


(a) Federal and state tax credits of approximately $28,000 in 1995, $58,000 in 1994, $30,000 in 1993, $211,000 in 1992,and $60,000 in 1991 have been applied as a reduction of the provision for income taxes.

(b) Includes the results of Editel-New York, Chicago and Los Angeles since March 1, 1992.

(c) Gain on sale or disposal of equipment and amortization of goodwill have been reclassified to depreciation expense to conform with fiscal 1994 and 1995 presentation. (See Note I to Notes to Consolidated Financial Statements).

(d) The revolving credit portion of the long-term debt which expired in May 1995, was included in current liabilities. In December 1995, the Company refinanced its revolving credit and term loans outstanding with its bank lenders.

(e) The working capital deficiency is due to the inclusion of $3,750,000 of Term Loan B in current liabilities which the Company intends to repay from the sale of the Editel divisions

(f) The decrease in property and equipment is due to the reclassification of the Editel divisions' net assets to assets held for sale, a separate line in the long-term asset section of the balance sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $9,738,000 during fiscal 1995 (exclusive of the acquisition of GC & Co. described below) as compared to $15,002,000 and $13,246,000 during fiscal years 1994 and 1993, respectively. Expenditures made during fiscal 1995 were for equipment used in the studio production, post production and computer graphics service areas throughout the Company.

     The net change in cash in the fiscal years ended August 31, 1995, 1994 and 1993 was $(1,132,000), $285,000 and $469,000, respectively. The decrease in fiscal 1995 was the result of cash provided by operating activities of $8,044,000 and financing activities of $1,510,000 less cash used in investing activities of $10,686,000. The net cash decrease in fiscal 1995 is primarily due to the Company's fixed asset expenditures for the year exceeding the cash generated by operations. The increase in fiscal 1994 was the result of cash provided by operating activities of $10,994,000 and financing activities of $2,602,000 in excess of cash used in investing activities of $13,311,000. The net cash increase in fiscal 1994 is primarily due to the cash generated by the Company's operations and net loan proceeds exceeding the net cash used to purchase capital assets.

     In December 1995, subsequent to year end, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of a $15 million term loan facility and an $11 million revolving credit facility.

The $15 million dollar term loan portion of the facility is payable in 59 monthly principal payments of $89,000 through November 2000 and in payments of $3,750,000 at August 31, 1996, $3,750,000 at December 31, 1996 and $2,249,000 at
December 2000. The revolving credit portion of the facility is due in full in December 2000.

Additionally, in December 1995, the Company obtained a $4,000,000 mortgage on its property located on West 57th Street in New York City, from a bank. The mortgage is payable in equal monthly installments of $22,000 through November 2002, with a final payment of $2,152,000 due in December 2002.


The proceeds of the $15 million term loan, the $4 million mortgage and $860,000 from the new revolving credit facility, were used to refinance the term loan ($9,571,000) and revolving credit facility ($9,975,000) and to repay the City of New York Industrial Revenue Bond obligation ($314,000), all then outstanding to the Company's bank lenders. As such, the $9,975,000 outstanding on the revolving credit at August 31, 1995 has been reclassified as long term debt on the accompanying balance sheet to reflect the refinancing of this obligation. The terms of the agreement provide that the lender receive a first lien on all property, equipment and accounts receivable that are not encumbered by another lender.

     In May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 which is comprised of severance and early retirement expense. The Company anticipates annual cash savings of approximately $1,000,000 in fiscal 1996 related to the downsizing. In fiscal 1995 the restructuring liability was reduced by approximately $127,000 as a result of severance and retirement payments made during fiscal 1995.

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

     In October 1993, the Company purchased a building located on West 53rd Street in New York City for a purchase price of $2,800,000. The Company is utilizing the building, which contains approximately 14,000 square feet, as a videotape recording studio. The Company also entered into a $2,700,000 equipment financing agreement with a leasing company in October 1993. The proceeds of this financing were used towards payment of the purchase price of the 53rd Street property. The equipment financing is repayable in 60 monthly installments of $53,000, including principal and interest, at a fixed rate of 7%. The Company obtained a $1,875,000 mortgage financing on this property in June 1994 with a fixed rate of interest of 8.6%. The mortgage principal is payable in equal monthly payments through June, 2004 with options to extend the maturity date through June, 2019.

     In February 1993, the Company entered into an agreement to purchase from Scanline the building that its Editel-Los Angeles division occupies. The Company therefore has treated the building as owned since February 1993, recording the purchase at the present value of the $3,500,000 purchase price less accrued rent. The Company purchased the building in June 1994 for $3,500,000 with the proceeds of a long term mortgage in the amount of $2,175,000, a $500,000 note due to Scanline and the balance from working capital. The note payable to Scanline was paid in full in February 1995. The mortgage financing is payable monthly over a 15 year period with interest at a rate of 8.9%.

     On April 8, 1993, the Company sold in an underwritten public offering, 777,273 shares of its Common Stock at a price, net of underwriting commissions, of $13.025 per share. The net proceeds to the Company after underwriting discounts and offering expenses was $9,389,000. In addition to the 777,273 shares sold by the Company were 272,727 shares owned by Scanline which were issued through the conversion of Scanline's 100,000 shares of Series $1.80 Convertible Class A Preferred Stock. The conversion of the preferred shares into common shares was done immediately prior to the closing of the public offering.

     In connection with certain of its financings, the Company must adhere to particular financial ratios and restrictions including restrictions on future payment of dividends. The Company anticipates that the restrictions will not impair its ability to keep pace with technological developments.

     The enactment of the Tax Reform Act of 1986 has limited the Company's ability to defer the payment of taxes due to the imposition of an alternative minimum tax which effectively results in the treatment of certain timing differences as tax preference items.

RESULTS OF OPERATIONS

     Sales were $83,285,000, $80,498,000 and $79,390,000 for the fiscal years ended August 31, 1995, 1994 and 1993, respectively. The fiscal year 1995 sales increase of $2,787,000 was primarily due to revenues generated by the Company's studio production and mobile facilities as a result of the addition of a studio in New York City and the acquisition of the GC & Co. mobile units, which was offset by declines in sales at the company's Editel divisions. In fiscal year 1994, sales increased $1,108,000 which was mostly due to a higher demand for the Company's mobile services. Sales remained flat for the Company's Editel-Chicago and both Los Angeles divisions due to severe price competition in these markets. In 1993, sales increased $16,390,000, of which $14,409,000 was due to the Editel divisions which were included in the Company's operating results for a full year in fiscal 1993.

     The Company recorded a net loss of $6,547,000 in the fiscal year ended August 31, 1995 and net income of $859,000 and $711,000 in the fiscal years ended August 31, 1994 and 1993, respectively, including pre-tax income of $229,000 in 1994 as royalty income or earnings from the Company's interest in Time Logic Systems. The net loss of $6,547,000 for the current fiscal year is due primarily to the pretax charge of $7,681,000 taken for the impairment of assets of the Editel New York, Editel Chicago, Editel Los Angeles and Windsor Video divisions and the pretax charge of $400,000 for the restructuring of the Editel Chicago division. In August 1994, the Company received a piece of equipment with a value of $189,000 in lieu of all future income from its interest in Time Logic Systems.

     The fiscal 1993 results include a $252,000 increase to income due to the cumulative effect of adopting FASB Statement No. 109, "Accounting for Income Taxes" as of September 1, 1992.

     Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 71.1%, 68.4% and 67.6%, for the fiscal years ended August 31, 1995, 1994 and 1993, respectively. The increase in production costs for fiscal 1995 as compared with the prior years, is due primarily to an increase in studio and mobile production revenues which incur variable expense at a higher rate than the Company's other services. Production costs increased as a percentage of sales in fiscal 1994 because production costs increased during that year while sales remained flat with the prior year. The increase in production costs as a percentage of sales in fiscal 1993 is similarly due to sales in fiscal 1993 remaining flat with sales in fiscal 1992, on a proforma basis. Since most of the Company's costs are fixed and a large portion of the costs are subject to price increases, flat sales from year to year result in production costs which are an increased percentage of sales.
This same dynamic applies for both selling expenses and general and administrative expenses.

     Depreciation, as a percentage of sales, was 12.1%, 11.5% and 11.0% in fiscal 1995, 1994 and 1993, respectively. Depreciation expense increased in 1995 as a result of the $4,750,000 equipment portion of the GC & Co. acquisition and capital expenditures made during the year totaling $9,738,000. Depreciation expense increased as a percentage of sales in 1994 due to the purchase of $15,002,000 in fixed assets during the year. Depreciation expense, during fiscal 1995, 1994 and 1993 was offset by gain on disposal of assets of $352,000, $817,000 and $274,000, respectively. Had the gain on disposal of assets been excluded from depreciation expense, depreciation as a percentage of sales for 1995 and 1994 would have been 12.5%, and for 1993 would have been 11.3%. The issue of reclassification is fully addressed in Note I to Notes to Consolidated Financial Statements.

     Selling expenses, as a percentage of sales, during fiscal years 1995, 1994 and 1993 were 3.4%, 3.5% and 3.9%, respectively. In 1995 and 1994, selling expenses as a percentage of sales decreased due to significant cost reductions which became effective in 1993.

     General and administrative expenses as a percentage of sales during fiscal years 1995, 1994 and 1993 were 10.6%, 11.8% and 12.8%, respectively. Cost reductions put into effect in 1994, including the addition of in-house counsel and a resulting reduction in professional fee expense, were reflected in fiscal years 1995 and 1994 by a decrease of approximately 1% from each of the prior years.

     Interest expense, as a percentage of sales, during fiscal years 1995, 1994, and 1993 was 4.4%, 3.0% and 3.5%, respectively. The increase in interest expense in fiscal 1995 was due to additional interest incurred relating to the mortgage financings for the Editel-Los Angeles building purchased by the Company in June 1994 and financing obtained for the acquisition of GC & Co. in February 1995. During fiscal 1995 the Company wrote off $214,000 of deferred financing costs related to its bank debt which was refinanced in December 1995. Additionally, interest rates were significantly higher in 1995 as compared with the prior year resulting in higher interest payments on the floating rate portion of the Company's debt. The decrease in interest expense in 1994 is due to the renegotiation of the rate payable on the Company's indebtedness to its primary bank lenders, a reduction in the amortization of deferred financing costs charged to interest expense and the capitalization of approximately $300,000 of interest relating to construction on the Editel-Los Angeles and 53rd Street, New York City locations.

     In September 1993 the Company entered into a partnership arrangement with a computer graphics design firm. During fiscal years 1995 and 1994 the Company's 50% share of losses were $29,000 and $65,000, respectively. Additionally, the Company had an outstanding loan to the partnership of $118,000 at August 31, 1995.

     The Company's effective tax rates were (30%), 43.4% and 50.3% in fiscal years 1995, 1994 and 1993, respectively. The effective tax rate in 1995 differs from prior years primarily due to the impact of the nondeductible goodwill write off and the impairment of assets charge. (See Note F to Notes to Consolidated Financial Statements.) During those years, the effective rate exceeded the Federal statutory rate of 34.0% due to state and local income taxes, and the effect of certain non-deductible expenses.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                               UNITEL VIDEO, INC.


                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                            PAGE

REPORT OF GRANT THORNTON LLP INDEPENDENT AUDITORS..........  19

CONSOLIDATED FINANCIAL STATEMENTS:
     BALANCE SHEETS - AUGUST 31, 1995 AND 1994.............  20-21
     STATEMENTS OF OPERATIONS - YEARS ENDED
          AUGUST 31, 1995, 1994 AND 1993...................  22-23
     STATEMENT OF STOCKHOLDERS' EQUITY - YEARS ENDED
          AUGUST 31, 1995, 1994 AND 1993...................  24
     STATEMENTS OF CASH FLOWS - YEARS ENDED
          AUGUST 31, 1995, 1994 AND 1993...................  25-27
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............  28-39

SUPPLEMENTARY FINANCIAL SCHEDULES..........................  46


     Selected Quarterly Financial Data is set forth in Note L to Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC AUDITORS



Board of Directors and Shareholders
Unitel Video, Inc.



We have audited the accompanying consolidated balance sheets of Unitel Video, Inc. (a Delaware corporation) at August 31, 1995 and 1994 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unitel Video, Inc. as of August 31, 1995 and 1994, and the results of its operations and its cashflows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note K to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

We have also audited Schedule II of Unitel Video, Inc. for each of the three years in the period ended August 31, 1995. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

/S/GRANT THORNTON LLP
-----------------------------------


New York, New York
November 28, 1995 (except for Note B, as to which the date is December 12, 1995)

                               UNITEL VIDEO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                             August 31,

ASSETS                                  1995              1994
------                                  ----              ----
Current assets:
  Cash                                $161,000         $ 1,293,000
  Accounts receivable, less
   allowance for doubtful accounts
   of $686,000 in 1995 and
   $690,000 in 1994                 12,700,000          10,772,000
  Other receivables                    362,000             382,000
  Prepaid income taxes                 567,000              81,000
  Prepaid expenses                   1,340,000           1,553,000
  Deferred tax asset                   760,000             732,000
                                    ----------          ----------
     Total current assets           15,890,000          14,813,000


  Property and equipment - at cost
   Land, buildings &
    improvements                    13,541,000          22,787,000
   Video equipment                  78,145,000          92,301,000
   Automobiles                          50,000              50,000
   Furniture and fixtures            2,736,000           3,362,000
                                    ----------          ----------
                                    94,472,000         118,500,000

   Less accumulated depreciation
     and amortization               59,981,000          63,075,000
                                    ----------          ----------
                                    34,491,000          55,425,000

  Net assets held for sale          19,270,000              --
  Deferred tax asset                 1,745,000              --
  Goodwill                           1,997,000           1,839,000
  Other assets                         793,000           1,168,000
                                    ----------          ----------
                                   $74,186,000         $73,245,000
                                    ----------          ----------
                                    ----------          ----------


                             See accompanying notes.

                               UNITEL VIDEO, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                    August 31,

LIABILITIES AND STOCKHOLDERS' EQUITY       1995                 1994
------------------------------------       ----                 ----
Current liabilities:
  Accounts payable                      $7,339,000           $ 6,504,000
  Accrued expenses                       1,620,000             1,061,000
  Payroll and related taxes              2,931,000             2,982,000
  Current maturities of long-term
     debt                                5,492,000            11,662,000
  Current maturities of subordinated
     debt                                  104,000               --
  Current maturities of ESOP loan          186,000               168,000
  Current maturities of capital lease
    obligations                          1,685,000               491,000
                                       -----------           -----------
     Total current liabilities          19,357,000            22,868,000

Deferred rent                              864,000               987,000
Deferred gain on sale of building            --                  117,000
Long-term debt, less current maturities 19,936,000            14,142,000
Subordinated debt, less current
     maturities                          3,146,000             2,500,000
ESOP loan, less current maturities         152,000               338,000
Long-term leases, less current
     maturities                          7,064,000             1,749,000
Accrued retirement                       1,141,000               969,000
Deferred income taxes                      --                    747,000

Stockholders' equity:
  Common stock, par value $.01 per
   share:
    Authorized-5,000,000 shares
    Issued 3,491,454 shares in 1995
     and 3,482,754 shares in 1994,
     and outstanding 2,625,165 shares
     in 1995 and 2,616,465 shares in
     1994                                   26,000                26,000
Additional paid-in capital              27,351,000            27,386,000
Retained earnings                        3,532,000            10,079,000
Common stock held in treasury, at cost
   (866,289 shares in 1995 and 1994)
                                        (7,974,000)           (7,974,000)
                                       -----------           -----------
                                        22,935,000            29,517,000
Unearned employee benefit expense         (409,000)             (689,000)
                                       -----------           -----------

Total stockholders' equity              22,526,000            28,828,000
                                       -----------           -----------
                                       $74,186,000           $73,245,000
                                       -----------           -----------
                                       -----------           -----------



                             See accompanying notes.

                               UNITEL VIDEO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Year ended August 31,
                            1995            1994          1993
                            ----            ----          ----
Sales                    $83,285,000    $80,498,000    $79,390,000
                         -----------    -----------    -----------

Cost of sales:
  Production costs        59,174,000     55,097,000     53,660,000
  Depreciation and
    amortization          10,045,000      9,294,000      8,758,000
                         -----------    -----------    -----------
                          69,219,000     64,391,000     62,418,000
                         -----------    -----------    -----------
Gross profit              14,066,000     16,107,000     16,972,000

Operating expenses:
  Selling                  2,843,000      2,852,000      3,081,000
  General and
   administrative          8,832,000      9,512,000     10,152,000
  Interest                 3,649,000      2,388,000      2,815,000
  Restructuring charge       400,000         --             --
  Impairment charge        7,681,000         --             --   .
                         -----------    -----------    -----------
                          23,405,000     14,752,000     16,048,000
                         -----------    -----------    -----------

Earnings(loss)from
     operations           (9,339,000)     1,355,000        924,000

Other income (loss)           (2,000)       164,000             --
                         -----------    -----------    -----------
Earnings(loss)before
  income taxes and
  cumulative effect of
  change in accounting
  for taxes               (9,341,000)     1,519,000        924,000
Income taxes (benefit)    (2,794,000)       660,000        465,000
                         -----------    -----------    -----------
Net earnings(loss)before
  cumulative effect of
  change in accounting
  for income taxes        (6,547,000)       859,000        459,000
Cumulative effect of
  change in accounting
  for income taxes            --             --            252,000
                         -----------    -----------    -----------
Net earnings (loss)       (6,547,000)       859,000        711,000
Dividends on preferred
  stock                       --             --             90,000
                         -----------    -----------    -----------
Net earnings (loss)
  applicable to common
  stock                  $(6,547,000)   $   859,000    $   621,000
                         -----------    -----------    -----------
                         -----------    -----------    -----------

                               UNITEL VIDEO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)

                                             Year ended August 31,

                                     1995           1994            1993
                                     ----           ----            ----
Earnings Per Common Share
  Net earnings (loss) before
     cumulative effect of change   $   (2.53)     $      .33     $      .18
  Cumulative effect of change           --             --               .12
                                   -----------    -----------    -----------
    Net earnings (loss)            $   (2.53)            .33     $      .30
                                   -----------    -----------    -----------
                                   -----------    -----------    -----------


Weighted average number of common
 and common equivalent shares
 outstanding                        2,582,000      2,617,000      2,066,000
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------



                             See accompanying notes.

                               UNITEL VIDEO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   YEARS ENDED AUGUST 31, 1995, 1994 AND 1993


                                     Common Stock        Additional               Common Stock
                                 -------------------       Paid-In     Retained     Held in        Preferred    Unearned Employee
                                 Shares       Amount       Capital     Earnings     Treasury         Stock      Benefit Expense
                                 ------       ------       -------     --------     --------       ---------    ---------------
BALANCE, August 31, 1992       1,541,597      15,000     14,643,000    8,599,000    (7,519,000)    $3,000,000      $(1,011,000)

Net earnings                                                             711,000
Exercise of stock
  options                         26,331       1,000        172,000
Employee stock
  purchase plan                    9,542                     65,000
Repurchase of shares             (31,591)                                             (455,000)
Public offering                  777,273       7,000      9,382,000
Conversion of preferred
  stock                          272,727       3,000      2,997,000                                (3,000,000)
Dividends                                                                (90,000)
Repayment of loan to ESOP                                                                                              153,000
                               --------------------------------------------------------------------------------------------------

BALANCE, August 31, 1993       2,595,879      26,000     27,259,000    9,220,000    (7,974,000)             0         (858,000)

Net earnings                                                             859,000
Exercise of stock
  options                            250                      1,000
Employee stock
  purchase plan                   20,336                    106,000
Repayment of loan to ESOP                                                                                              169,000
Public offering expense
  reimbursement                                              20,000
                               --------------------------------------------------------------------------------------------------

BALANCE, August 31, 1994       2,616,465     $26,000    $27,386,000   10,079,000    (7,974,000)             0         (689,000)
                               --------------------------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------------------------

Net loss                                                              (6,547,000)
Exercise of stock
  options                          5,000                     32,000
Employee stock
  purchase plan                    3,700                     20,000
Allocation of ESOP shares                                   (87,000)                                                   280,000
                               --------------------------------------------------------------------------------------------------
BALANCE, August 31, 1995       2,625,165     $26,000    $27,351,000  $ 3,532,000   $(7,974,000)            $0        $(409,000)
                               --------------------------------------------------------------------------------------------------
                               --------------------------------------------------------------------------------------------------

                             See accompanying notes.

                               UNITEL VIDEO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        YEAR ENDED AUGUST 31,

                                   1995            1994             1993
                                   ----            ----             ----
Cash Flows From Operating
  Activities:

    Net earnings (loss)        $(6,547,000)     $  859,000      $  711,000
                                ----------      ----------      ----------
    Adjustments to reconcile
     net earnings to net cash
     provided by operating
     activities:
    Cumulative effect of
     change in accounting
     for income taxes              --                --           (252,000)
    Depreciation and
     amortization               10,397,000      10,111,000       9,032,000
    Net gain on disposal of
     assets                       (352,000)       (817,000)       (274,000)
    Impairment charge            7,681,000           --               --
    Amortization of deferred
     financing costs               603,000         500,000         661,000
    Accretion of subordinated
     debt                          --              317,000         308,000
    Recognition of
     deferred gain                (117,000)       (200,000)       (201,000)
    Deferred financing costs       (90,000)       (122,000)           --
    Royalties received in
     equipment                     --             (189,000)           --
    Payments made on accrued
     acquisition costs             --              (75,000)        (89,000)
    Deferred rent                 (123,000)        (44,000)        100,000
    Accrued retirement
     expense                       172,000         206,000         190,000
    Accrued restructuring          273,000             --             --
    Deferred income taxes       (2,520,000)        140,000        (265,000)
    Decrease (increase), net
     of acquired assets and
     liabilities, in:
      Accounts receivable, net  (1,928,000)        720,000         687,000
      Other receivables             20,000        (336,000)         34,000
      Prepaid expenses             213,000        (309,000)       (137,000)
      Prepaid taxes               (486,000)        438,000        (328,000)
      Other assets                (222,000)         14,000         (73,000)
    Increase (decrease), net
     of acquired assets and
     liabilities, in:
      Accounts payable             835,000      (1,486,000)      2,812,000
      Accrued expenses             559,000         533,000        (383,000)
      Payroll and related
          taxes                   (324,000)        734,000         479,000
                                ----------      ----------      ----------
                                14,591,000      10,135,000      12,301,000
                                ----------      ----------      ----------

Net cash provided by operating
   activities                    8,044,000      10,994,000      13,012,000
                                ----------      ----------      ----------
                                ----------      ----------      ----------

                               UNITEL VIDEO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                          YEAR ENDED AUGUST 31,

                                   1995           1994           1993
                                   ----           ----           ----
Cash Flows From Investing
  Activities:
     Capital expenditures     $(9,738,000)   $(15,002,000)  $(13,246,000)
     Acquisition of GC & Co.
          assets               (1,300,000)         --              --
     Proceeds from disposal
        of assets                 352,000       1,691,000        274,000
     Profit distribution from
       affiliate                   --             --              16,000
                              -----------    ------------     ----------

Net cash used in investing
  activities                  (10,686,000)    (13,311,000)   (12,956,000)
                              -----------    ------------     ----------

Cash Flows From Financing
  Activities:
     Proceeds from public
       offering                    --             --           9,389,000
     Reimbursement of public
       offering expenses           --              20,000          --
     Proceeds from long-term
       financing                6,120,000       9,518,000      2,000,000
     Principal repayments      (4,187,000)     (7,060,000)   (11,085,000)
     Repayment of note to
       Banta                     (500,000)        --               --
     Proceeds from issuance of
       common stock                52,000         107,000        238,000
     Purchases of treasury
       stock                       --             --            (455,000)
     Repayment of loan to
       ESOP                        25,000          17,000         15,000
     Repayment of amount due
       from officers               --             --             401,000
     Payment of dividends          --             --            ( 90,000)
                              -----------    ------------     ----------

Net cash provided by
  financing activities          1,510,000       2,602,000        413,000
                              -----------    ------------     ----------

Net Increase(decrease) in
  Cash                         (1,132,000)        285,000        469,000
Cash, Beginning of Year         1,293,000       1,008,000        539,000
                              -----------    ------------     ----------

Cash, End of Year             $   161,000    $  1,293,000     $1,008,000
                              -----------    ------------     ----------
                              -----------    ------------     ----------

Schedule of income taxes and
  interest paid:

     Income Taxes Paid        $   162,000    $    155,000     $1,014,000
     Interest Paid              3,256,000       1,713,000      1,690,000
                              -----------    ------------     ----------

                              $ 3,418,000    $  1,868,000     $2,704,000
                              -----------    ------------     ----------
                              -----------    ------------     ----------

                               UNITEL VIDEO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                          YEAR ENDED AUGUST 31,

                                        1995           1994           1993
                                        ----           ----           ----
Supplemental schedule of non-
  cash investing and financing
  activities:

Purchase of Editel-Los Angeles
  building:
     Land                                                        $ 2,100,000
     Building                                                      1,286,000
     Accrued rent                                                   (186,000)
                                                                 -----------
     Present value of purchase                                     3,200,000
     Accreted interest                                               140,000
                                                                 -----------
     Liability to seller                                         $ 3,340,000
                                                                 -----------
                                                                 -----------

Capital lease obligations:           $ 2,622,000    $ 2,690,000
                                     -----------    -----------
                                     -----------    -----------

Detail of acquisition of GC & Co.:
     Fair value of assets acquired   $ 6,750,000
     Subordinated note to seller        (750,000)
     Capital lease obligation         (4,700,000)
                                     -----------
     Net cash paid for acquisition   $ 1,300,000
                                     -----------
                                     -----------


                             See accompanying notes.

                               UNITEL VIDEO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(1) Business -- The Company provides facilities for studio production, videotape editing, mobile production, computer graphics, film-to-tape transfer and duplication of videotape in all formats, to the entire video communications industry. The Company's facilities are used to produce television programs, corporate communications and commercials on videotape. The Company's mobile division provides "on-location" services for the videotape recording and live telecasting of sports, cultural and other events throughout the United States. The Company also designs and produces custom CD-ROM, CD-I, videodisc and networked multimedia presentations. Customers for the Company's services include cable television program suppliers, independent producers, national television networks, local television stations and advertising agencies.

(2) Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.

(3) Depreciation -- Depreciation is provided on a straight-line basis over the estimated useful lives of assets which are: 30-40 years for buildings; 15-30 years for building improvements; length of lease for leasehold improvements; 5-7 years for video equipment; 5-7 years for furniture and fixtures; and 3 years for automobiles. Gain on disposal of assets was reclassified to depreciation and amortization expense in 1993. Also, amortization of goodwill was reclassified to depreciation and amortization expense from general and administrative expenses for the same periods. (See Note I to Notes to Consolidated Financial Statements).

(4) Goodwill -- Goodwill relating to acquisitions represents the excess of cost over the fair value of net assets acquired and is amortized over 15 years. Accumulated amortization at August 31, 1995 totaled $69,000. (See Note K to Notes to Consolidated Financial Statements).

(5) Deferred Financing Costs -- Costs incurred in obtaining long-term debt financing are included in other assets. These costs are being amortized using the interest method over the term of the related obligations.

(6) Investment in Affiliate -- Investment in an affiliation in which there is a 50% ownership interest is recorded at cost plus equity in its undistributed earnings.

(7) Interest Cost -- The Company had capitalized construction period interest costs of $303,000 in 1994.

(8) Income Taxes -- Deferred income taxes arise primarily from the use of different depreciation methods and lives for tax and financial statement purposes, differences in the timing of the deduction for the impairment charge and net operating loss and alternative minimum tax credit carryforwards.

(9) Receivables -- The Company grants credit to customers, substantially all of whom are in the entertainment, advertising or corporate communications industries.

(10) Reclassification -- In 1993 gain on disposal of assets and amortization of goodwill were reclassified to conform with the current year presentation. (See
Note I in Notes to Consolidated Financial Statements.)

(11) Earnings per common share were determined by dividing net earnings, by weighted average of common and common equivalent shares outstanding. For the year ended August 31, 1993, the effect of assumed conversion of preferred stock was antidilutive, thus the primary earnings per share are also the fully diluted earnings per share.

B.  LONG-TERM DEBT:

                                                       August 31,
                                                       ----------

                                                  1995              1994
                                                  ----              ----
Notes payable to financial institution:
  Term portion payable in monthly              $7,500,000            --
  installments of $89,000 through November
  2000 plus interest on the declining
  balance at Prime plus 1.00% or LIBOR
  plus 2.75% and final payment of
  $2,249,000 due December 2000.

  Term portion payable in two installments      7,500,000            --
  of $3,750,000 due August 1996 and December
  1996 with interest payable monthly at
  Prime plus 1.25% or LIBOR plus 3.00%

  Revolving portion payable in full in
  December 2000 with interest payable monthly     860,000            --
  at Prime plus .75% or LIBOR plus 2.50%

Mortgage payable to a bank, due in monthly      4,000,000            --
  installments of principal of $22,000
  through November 2002, plus interest on
  the declining balance at Prime plus .75%
  or LIBOR plus 2.50% with a final payment
  of $2,152,000 due December 2002.

Notes payable to banks-term portion.              --             12,420,000

Notes payable to banks-revolving portion.         --              8,277,000

City of New York Industrial Revenue Bond.         --                458,000

City of Los Angeles Industrial Revenue            --                117,000
   Bond.

Note payable to Seller.                           --                500,000

Mortgage payable to a bank, at a fixed
  interest rate of 8.6%, due in monthly
  installments of principal of $6,250, plus
  interest on the declining balance,
  through June 2019.
  (See note below.)                             1,794,000         1,869,000

Mortgage payable to an insurance company, at a
  fixed interest rate of 8.9%, due in monthly
  installments of $22,000 through July 2009.
  (See note below.)                             2,090,000         2,163,000

Note payable to an insurance company, at a
  fixed rate of 9.3%, due in monthly
  installments of $33,000 through
  February 2000.                                1,684,000             --
                                              -----------       -----------
                                               25,428,000        25,804,000

Less current maturities                         5,492,000        11,662,000
                                              -----------       -----------
                                              $19,936,000       $14,142,000
                                              -----------       -----------
                                              -----------       -----------

     In December 1995, subsequent to year end, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of a $15 million term loan facility and an $11 million revolving credit facility. The term loan portion of the facility is payable in 59 monthly principal payments of $89,000 through November 2000 and in payments of $3,750,000 at August 31, 1996, $3,750,000 at December 31, 1996
and $2,249,000 at December 2000. The revolving credit portion of the facility is due in full in December 2000. If certain assets which collateralize the debt are sold, a portion of the debt must be repaid from the proceeds.

Additionally, in November 1995, the Company obtained a $4,000,000 mortgage on its property located on West 57th Street in New York City, from the Company's bank lender. The mortgage is payable in equal monthly installments of $22,000 through November 2002, with a final payment of $2,152,000 due in December 2002.

The proceeds of the $15 million term loan, the $4 million mortgage and $860,000 from the new revolving credit facility, were used to refinance the term loan ($9,571,000) and revolving credit facility ($9,975,000) and to repay the City of New York Industrial Revenue Bond obligation ($314,000), all then outstanding to the Company's bank lenders. As such, the $9,975,000 outstanding on the revolving credit at August 31, 1995 has been reclassified as long term debt on the accompanying balance sheet to reflect the refinancing of this obligation. The terms of the agreement provide that the lender receive a first lien on all property, equipment and accounts receivable that are not encumbered by another lender.

     In June 1994, the Company purchased for $3,500,000 from Scanline the building occupied by the Editel-Los Angeles division. Financing for the purchase consisted of a $2,175,000, 25-year mortgage payable to an insurance company lender, a $500,000 note payable to the seller, Scanline Communications, and the balance from working capital. The note was paid in full in February 1995.

     In October 1993, the Company purchased for $2,800,000 land and a building located on West 53rd Street, New York City, which has been converted into a videotape recording studio. Financing for the purchase was obtained from a capital lease obligation to an equipment leasing company for $2,700,000. In June 1994, the Company also obtained a mortgage on the West 53rd Street property in the amount of $1,875,000 from a bank. The mortgage loan is payable in equal monthly principal payments through June, 2004 with options to extend the maturity date through June, 2019. Proceeds from this mortgage were used for working capital purposes.

     Property, equipment and accounts receivable with a carrying value of $66,461,000 at August 31, 1995 are pledged as collateral for all long-term debt outstanding.

     The agreements relating to certain of these long-term obligations include covenants which, among other terms, place restrictions on the Company as to capital expenditures and the maintenance of certain financial ratios (including minimum levels of net worth and debt-to-equity restrictions, all as defined in the agreements).

     At August 31, 1995, maturities of long-term debt for the next 5 years after the December refinancing are as follows:


     YEAR ENDED AUGUST 31,
     ---------------------
               1996                $ 5,492,000
               1997                  5,523,000
               1998                  1,807,000
               1999                  1,846,000
               2000                  5,066,000
               2001 and thereafter   5,694,000
                                   -----------
                                   $25,428,000
                                   -----------
                                   -----------


NOTE C - OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS

The Company has entered into various capital lease agreements for video equipment. The leases expire at various times through 2000.

Property recorded under capital leases includes the following:


                                        August 31,
                                 1995           1994
Video equipment               $10,012,000    $2,690,000
Accumulated depreciation      ($1,240,000)    ($386,000)
                              -----------    ----------
                              $ 8,772,000    $2,304,000
                              -----------    ----------
                              -----------    ----------

Future minimum lease payments, as of August 31, 1995 are as follows:

Year Ended                      Capital
August 31,                      leases
----------                      ------
1996                          $ 2,327,000
1997                            2,274,000
1998                            2,237,000
1999                            1,707,000
2000                            2,049,000
                              -----------
Net minimum lease payments     10,594,000
Amount representing interest   (1,845,000)
                              -----------
Obligation under capital
     lease agreements         $ 8,749,000
                              -----------
                              -----------

Current portion               $ 1,685,000
Long-term portion               7,064,000
                              -----------

                              $ 8,749,000
                              -----------
                              -----------

D.   STOCK OPTION PLANS

     In January 1983, the Company's shareholders approved adoption of an Incentive Stock Option Plan (the "Incentive Plan") to grant as many as 181,500 shares primarily to key employees. At August 31, 1995 there were 22,700 options outstanding. As of October 1992, options were no longer granted under this plan.

     In January 1986, the Company's Board of Directors approved a Non-Statutory Stock Option Plan (the "Non-Statutory Plan") to grant as many as 50,000 shares to the Company's non-employee directors. Under the Non-Statutory Plan options to purchase 30,000 shares were outstanding at August 31, 1995.

     In July 1988, the Company's Board of Directors approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") to grant as many as 125,000 shares primarily to key employees. Options to purchase 105,000 shares granted to several officers under the Non-Qualified Plan were outstanding at August 31, 1995.

     In July 1992, the Company's shareholders approved adoption of the 1992 Stock Option Plan (the "1992 Plan") to grant as many as 350,000 shares primarily to key employees and non-employee directors. Prior to July 1992, the Company granted options under the plans described above. All future grants will be granted under the 1992 Plan. Options to purchase 187,000 shares were outstanding to key employees and non-employee directors under the 1992 Plan at August 31, 1995.

     Under all plans, options have generally been granted to purchase stock at the fair market value of the shares at the date of grant as determined by the Board of Directors. Under the Non-Qualified Plan, the options expire five years after the date of grant and under the Incentive Plan and Non-Statutory Plan, options expire ten years after the date of grant.

     The status of stock options under the Company's stock option plans is summarized below:

                                        Number of      Option Price
                                         Shares          Per Share
                                         ------          ---------
Options Outstanding August 31, 1993     326,950        $5.75 - $13.18

  Granted                                 5,000        $6.00
  Exercised                                (250)       $5.75
  Expired and canceled                  (92,000)       $5.875 - $10.81
                                        -------

Options Outstanding August 31, 1994     239,700        $5.75 - $13.18
                                        -------
                                        -------

  Granted                                34,000        $6.625 - $7.25
  Exercised                              (5,000)       $6.50
  Expired and canceled                  (43,000)       $5.875 - $13.18
                                        -------

Options Outstanding August 31, 1995     225,700        $5.75 - $13.18
                                        -------
                                        -------


     At August 31, 1995 a total of 322,000 shares were reserved for future option grants for all plans and options to purchase 225,700 shares were outstanding.

E.   EMPLOYEE STOCK OWNERSHIP PLAN

     In June 1987, the Employee Stock Ownership Plan (the "ESOP") obtained financing from a bank amounting to $1,250,000, which was used in acquiring 115,849 shares of newly issued Company stock. The bank loan bears interest at a fixed rate of 10% and is guaranteed by the Company. The ESOP is funded by Company contributions as required to provide the ESOP with the funds necessary to meet its debt service requirements.

     The loan obligation of the ESOP is considered unearned employee benefit expense and is recorded as a separate reduction of the Company's shareholders' equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of any loan repayments made by the ESOP. The loan requires monthly payments of principal and interest of $17,600 through June 1997 at a fixed rate of 10%. The aggregate principal maturities of the ESOP obligation subsequent to August 31, 1995 are as follows:

     1996..............................   $186,000
     1997..............................   $152,000

     In fiscal 1991, the ESOP purchased 25,810 shares of the Company's Common Stock. These purchases have been financed by a ten-year loan from the Company for $229,193. The loan requires monthly payments of principal and interest at 10%. The Company's related receivable from the ESOP has been classified as a reduction of shareholders' equity.

     401(k) EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

     Effective July 1, 1992, the ESOP merged into the Unitel Video, Inc. Retirement Investment Plan (a 401(k) Plan), which became the Unitel Video, Inc. 401(k) Employee Savings and Stock Ownership Plan (the "Plan"). The Plan requires the Company to match employee contributions to the 401(k) portion of the Plan in shares of the Company's Common Stock up to the maximum amount set forth in the Plan. The minimum contribution required to be made each year by the Company is the amount necessary to meet its debt service requirements. The Plan combines a 401(k) plan with certain features of an employee stock ownership plan.

     Total contributions to the ESOP and the Plan for each of the years ended August 31 are as follows:

     1995 ............................. $336,000
     1994 ............................. $253,000
     1993 ............................. $271,000

     The Company adopted Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans" during 1995. In accordance with SOP 93-6, compensation cost and liabilities associated with providing the employer's 401(k) match are recognized the way they would be if an ESOP had not been used to fund the benefit.

The Plan's compensation expense was $191,000 for the year ended August 31, 1995. A summary of the Plan's shares as of August 31, 1995 is as follows:

          Allocated shares                     75,095
          Shares released for allocation       19,234
          Unreleased shares                    42,939
                                              -------
                                              137,268
                                              -------
          Fair value of unreleased shares
               at August 31, 1995            $274,000
                                              -------
                                              -------


Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the year ended August 31, 1995, shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net loss, and resulted in a decrease of approximately 1% on the net loss per share for the twelve months ended August 31, 1995.


F.   INCOME TAXES:

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                  August 31,

                                            1995           1994
                                            ----           ----

     Current portion of deferred tax assets (liabilities)
          Employee medical benefits     $  308,000     $  278,000
          Bad debt reserves                452,000        454,000
                                        ----------     ----------
                                           760,000        732,000
                                        ----------     ----------

          Long term portion of deferred
             tax assets (liabilities)

          Accrued rent                     371,000        425,000
          Accrued retirement               491,000        417,000
          Net assets held for sale       2,534,000           --
          Net operating loss
            carryforwards                  330,000        127,000
          ITC carryforwards-Federal
            and State (net of valuation
            allowance)                     386,000        330,000
          AMT credit carryforwards       2,570,000      2,565,000
          Other - net                      211,000        419,000
          Tax over book depreciation    (5,148,000)    (5,030,000)
                                        ----------     ----------
                                         1,745,000       (747,000)
                                        ----------     ----------
          Net deferred tax asset
               (liability)              $2,505,000     $  (15,000)
                                        ----------     ----------
                                        ----------     ----------

The provision for income taxes is comprised of the following:

                                        Year Ended August 31,
                                   1995        1994           1993
                                   ----        ----           ----
Currently payable:
     Federal                    $(270,000)   $454,000       $552,000
     State                         36,000     215,000        158,000
                              -----------    --------       --------
                                 (234,000)    669,000        710,000

Deferred:
     Federal                   (1,610,000)      3,000       (328,000)
     State                       (950,000)    (12,000)        83,000
                              -----------    --------       --------
                               (2,560,000)     (9,000)      (245,000)
                              -----------    --------       --------
                              $(2,794,000)   $660,000       $465,000
                              -----------    --------       --------
                              -----------    --------       --------


The Company's effective tax rate was (30%) in 1995 43.4% in 1994 and 50.3% in 1993. The components of the reconciliation of the Company's effective tax rate to the U.S. statutory rate of 34% are as follows:

                                       Year Ended August 31,

                                   1995         1994           1993
                                   ----         ----           ----

Tax expense computed
 at statutory rate            $(3,176,000)   $ 516,000      $ 314,000

State income tax, net of
  Federal income tax
  benefit                        (607,000)     157,000        160,000

Goodwill                          649,000       17,000         17,000
Other                             340,000      (30,000)       (26,000)
                              -----------    ---------      ---------

Actual tax expense            $(2,794,000)   $ 660,000      $ 465,000
                              -----------    ---------      ---------
                              -----------    ---------      ---------

     The Company's total alternative minimum tax credit carryforward is approximately $2,570,000, which can be used against the Company's future regular tax liability.

     At August 31, 1995, the Company had available for tax purposes in excess of $2,000,000 of State of New York tax credits that will expire from August 31, 1996 through August 31, 2002. The State of New York limits the use of these credits on an annual basis. For financial reporting purposes, a valuation allowance of $1,900,000 has been recognized to offset the deferred tax assets related to those carryforwards for fiscal year ended August 31, 1995.

     The deferred tax asset relating to the net operating loss carryforward is attributable to the unused portion of a federal net operating loss generated in fiscal 1993 of $515,000 which is scheduled to expire in 2008, as well as state net operating losses generated in fiscal 1995 of various amounts scheduled to expire at various times through 2008.

     Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the alternative minimum tax credit carryforwards and other deferred tax assets for tax purposes may be limited annually to the percentage (about 6%) of the fair market value of the Company at the time of any such ownership changes.


G.   COMMITMENTS AND CONTINGENCIES:

     Operating Leases -- The following is a schedule by years of future minimum rental payments under operating leases that have an initial non-cancelable lease term in excess of one year:

          1996                $ 4,807,000
          1997                  4,531,000
          1998                  4,489,000
          1999                  3,310,000
          2000                  2,317,000
          2001 and thereafter   5,626,000
                              -----------
                              $25,080,000
                              -----------
                              -----------

     The aggregate rental expense for the years ended August 31, 1995, 1994, and 1993 was $3,867,000, $3,381,000 and $3,627,000, respectively.

     The Company maintains cash balances at financial institutions located in New York, New York, Pittsburgh, Pennsylvania, and Los Angeles, California. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At August 31, 1995, uninsured amounts held at these financial institutions were approximately $674,000.


     There are various lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in these cases will not have a material effect on the Company's financial statements.

H.   INVESTMENT IN AND ADVANCES TO AFFILIATES:

     TIME LOGIC SYSTEMS

     The Company had a 50% interest in a partnership known as Time Logic Systems which marketed a device which serves as an editing and synchronization system during the film-to-tape transfer process. In August 1994, the Company received a piece of equipment with a value of $189,000 in lieu of all future income from Time Logic Systems.

     COMPUTER GRAPHICS DESIGN

     In September 1993, the Company entered into a partnership arrangement with a computer graphics design firm. During fiscal years 1995 and 1994 respectively, the Company's 50% share of losses were $29,000 and $65,000. Additionally, the Company had an outstanding loan to the partnership of $118,000 at August 31, 1995.

I.   NET GAIN ON DISPOSITION OF FIXED ASSETS

     In June 1990, the Company sold to CBS Inc. a building it owned at 508-510 West 57th Street, New York, New York. The sale price of the property was $4,650,000 payable in cash at the closing. As part of the transaction, the Company entered into an Indenture of Lease with CBS, pursuant to which the Company, as tenant, leased back the premises. The Company recognized a net gain on the disposition of $2,277,000. In addition, under the provisions of Financial Accounting Standard No. 98, the Company deferred $922,000 of additional gain from the sale, representing the present value of the future minimum rental payment under the portion of the lease which was not subject to early termination. The balance of the deferred gain of $117,000 was recognized in the year ended August 31, 1995 as a reduction of rent expense.

     The Company has accelerated its efforts to sell equipment which is not fully utilized. In order to properly reflect the sale of equipment as part of the Company's operations, in 1995 and 1994, $352,000 and $817,000 of gain on disposal of assets were included in depreciation expense. Gain on disposal of assets of $274,000 was reclassified to depreciation expense during August 31, 1993 to conform with the current year presentation.

J.   ACCRUED RETIREMENT

     Under the terms of employment agreements with two former officers of the Company, retirement payments are due commencing September 1, 1996. At August 31, 1995, a liability of approximately $1,141,000 has been recorded, based upon the present value of these payments. Approximately $172,000, $206,000 and $190,000 has been charged to operations for the years ended August 31, 1995, 1994 and 1993, respectively.

K.   IMPAIRMENT AND RESTRUCTURING CHARGES

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted this statement as of August 31, 1995.

The Company has decided to focus its resources toward providing services to the entertainment and corporate communications areas, which represents the Company's strength. As part of this strategy, the Company has decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialize in the highly competitive commercial advertising portion of the video facilities industry. During the 1995 fiscal year, the three Editel divisions incurred a pretax loss of $3,682,000. As a result the Company identified property, plant and equipment associated with these divisions with a carrying value of approximately $24,000,000 that it no longer needed for its current and future operations, and during the fourth quarter of fiscal 1995 committed to a plan to dispose of them. Accordingly, the Company began marketing these divisions to potential buyers and plans to sell them. Although the Company intends to sell these assets within one year there is no assurance that it will be able to do so, accordingly these assets are classified in the balance sheet as long-term. The Company estimated the revised value to be approximately $19,300,000. Accordingly, the Company recorded an impairment charge of approximately $4,700,000 in 1995 on these assets, which was included in impairment charges. The Company intends to operate these divisions until a sale is consummated.

     The Company reevaluated its investment in its Windsor division in the fourth quarter of fiscal 1995 and determined that based upon it's operating results, the goodwill associated with the purchase of this division and certain property, plant and equipment that will not provide any future benefits to the Company were impaired. The Company recognized an impairment charge of approximately $3,000,000 included in impairment charges during the fourth quarter which represents the remaining balances of these assets.

In May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 for severance and early retirement expense. In fiscal 1995, the restructuring liability was reduced by approximately $127,000 as a result of retirement and severance payments made during the year. As of August 31, 1995, the balance of the restructuring liability was approximately $273,000 and is included in accrued payroll.


L.   QUARTERLY FINANCIAL DATA (UNAUDITED)


     Year Ended                                           Primary Net
     August 31,               Gross           Net        Earnings(Loss)
     1995           Sales     Profit      Earnings(Loss)   Per Share
     --------------------------------------------------------------------------

     1st quarter $21,233,000  $4,548,000    $439,000        $ .17
     2nd quarter  20,581,000   3,560,000      50,000          .02
     3rd quarter  20,831,000   3,345,000    (798,000)        (.31)
     4th quarter  20,640,000   2,613,000  (6,238,000)       (2.41)


     Year Ended                                           Primary Net
     August 31,               Gross            Net       Earnings Loss
     1994           Sales     Profit(1)   Earnings(Loss)   Per Share
     --------------------------------------------------------------------------

     1st quarter $21,557,000  $ 5,080,000  $ 735,000        $ .28
     2nd quarter  18,806,000    3,144,000   (451,000)        (.17)
     3rd quarter  20,486,000(1) 4,017,000    230,000          .09
     4th quarter  19,649,000    3,866,000    345,000          .13


(1) In fiscal 1995 and the fourth quarter of fiscal 1994, gain on sale of equipment and amortization expense were included in depreciation expense while in previous years gain on sale and amortization were included in operating expenses. Since this reclassification was effective in the fourth quarter of 1994, all previous quarters in 1994 have been adjusted to reflect this reclassification. (See Note I in Notes to Consolidated Financial Statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT.

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS
          AND RELATED TRANSACTION.

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders to by filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and Reports on
               FORM 8-K

               (a) 1. The following financial statements of the Company are included in Part II, Item 8:

                                                                     Page

Report of Grant Thornton LLP Independent Auditors.......................19
Consolidated Balance Sheets - August 31, 1995 and 1994...............20-21
Consolidated Statements of Operations - Years Ended
  August 31, 1995, 1994, and 1993....................................22-23
Consolidated Statement of Stockholders' Equity - Years
  Ended August 31, 1995, 1994 and 1993...............................24
Consolidated Statements of Cash Flows -
  Years Ended August 31, 1995, 1994 and 1993.........................25-27
Notes to Consolidated Financial Statements...........................28-39

               2.  The following schedules are included
                    in Part IV:

                    Consolidated Financial Statement
                    Schedules

Schedule II    -    Valuation and Qualifying Accounts and Reserves...46


     All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

               (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the three months ended August 31, 1995.

               (c)  Exhibits required to be filed by Item 601 of Regulation S-K:

               1. Exhibit 3(A). Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(A) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

               2.  Exhibit 3(B).  Amended and Restated By-laws.

               3. Exhibit 4(A). Specimen of Stock Certificate (incorporated by reference to Exhibit 4 of the Registrant's Annual Report on form 10-K filed November 29, 1984 (File No. 1-8654)).

               4. Exhibit 4(B). Amended and Restated Loan and Security Agreement dated as of December 12, 1995 among Unitel Video, Inc., R Squared Inc., and Heller Financial, Inc. as agent and lender.

               5. Exhibit 4(c). Second Amended and Restated Credit Agreement dated as of December 12, 1995 between Unitel Video, Inc. and The Chase Manhattan Bank, N.A.

               6.  Exhibit 10. Material Contracts:

               10(A) Non-Qualified Stock Option Plan of Unitel Video, Inc. (incorporated by reference to Exhibit 10(A) of the Registrant's Annual Report on form 10K filed November 26, 1990 (File No. 1-8654)).*

               10(B) Lease Agreement between Unitel Video, Inc. and Educational Broadcasting Corporation dated July 16, 1993 (incorporated by reference to
Exhibit 10(B) of the Registrant's Annual Report on Form 10-K filed November 26, 1993 (File No. 1-8654)).

               10(C) Non-Statutory Stock Purchase Plan of Unitel Video, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 filed July 15, 1986 (File No. 33-7306)).*

               10(D) Employee Stock Purchase Plan of Unitel Video, Inc. (incorporated by reference to Exhibit 4 of the Registrant's Registration Statement on Form S-8 filed April 20, 1987 (File No. 33-13660)).*

               10(E) Incentive Stock Option Plan of Unitel Video, Inc. adopted by shareholders on January 17, 1983 (incorporated by reference to Item 16(a)10(g) of the Registrant's Registration Statement on Form S-1 filed on May 6, 1983 (File No. 2-83568)).*

               10(F) Employment & Consulting Agreement between Unitel Video, Inc. and Herbert Bass, dated as of May 26, 1988 (incorporated by reference to Exhibit 10(R) of Registrant's Annual Report on Form 10-K filed December 13, 1989 (File No. 1-8654)).*

               10(G) Employment & Consulting Agreement between Unitel Video, Inc. and Alex Geisler, dated as of May 26, 1988 (incorporated by reference to Item 14(C)4(S) of the Registrant's Annual Report on form 10K filed December 13, 1989 (File No. 1-8654)).*

               10(H) Lease Agreement between UNV, Inc., and HBWC Limited Partnership, dated as of August 12, 1988 (incorporated by reference to Exhibit 10(U) of the Registrant's Annual Report on Form 10-K filed December 13, 1989 (File No. 1-8654)).

               10(I) Lease Agreements between Windsor Video, Inc. and Time Equities Inc., dated as of September 4, 1986 (incorporated by reference to Exhibit 10(V) of the Registrant's Annual Report on form 10-K filed December 13, 1989 (File No. 1-8654)).

               10(J) Amendment to each Lease Agreement between Windsor Video, Inc. and Time Equities Inc., dated as of July 13, 1994 and July 18, 1994. (incorporated by reference to Exhibit 10(K) of the Registrant's Annual Report on form 10-K filed November 28, 1994. (File No. 1-8654)).

               10(K) Lease Agreement between Unitel Video, Inc. and CBS, Inc. dated as of June 15, 1990 (incorporated by reference to Exhibit 10(Y) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-
8654)).

               10(L) Assumption and Assignment of Lease between Unitel Video, Inc. and VCA/Teletronics Inc. dated May 19, 1990 (incorporated by reference to
Exhibit 10(AA) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-8654)).

               10(M) Amendment to Lease between Unitel Video, Inc. and Stage 57 Co. dated May 14, 1990 (incorporated by reference to Exhibit 10(BB) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-
8654)).

               10(N) Second Amendment to Lease between Unitel Video, Inc. and Stage 57 Co. dated as of May 1, 1994. (incorporated by referencce to Exhibit 10(O) of the Registrant's Annual Report on Form 10-K filed November 28, 1994. (File No. 1-8654)).

               10(O)  1992 Stock Option Plan (incorporated by reference to
Exhibit 10(R) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).*

               10(P) Indenture dated April 16, 1987 between La Salle National Bank, as Trustee under Trust No. 52082, as Lessor and Scanline Communications as Lessee (incorporated by reference to Exhibit 10(T) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

               10(Q) Amendment to Lease & Extension Agreement dated as of March 15, 1991 between La Salle National Trust, N.A., as successor trustee to LaSalle National Bank, under Trust No. 52082, as Lessor, and Scanline Communications, as Lessee (incorporated by reference to Exhibit 10(U) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

               10(R) Assignment, Assumption and Acceptance of Lease between Scanline Communications and Unitel Video, Inc. (incorporated by reference to
Exhibit 10(V) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

               10(S) Asset Purchase Agreement dated as of May 5, 1992 between Unitel Video, Inc. and Scanline Communications (incorporated by reference to
Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated May 15, 1992 (File No. 1-8654)).

               10(T) Amendment dated as of October 29, 1992 to Asset Purchase Agreement dated as of May 5, 1992 between Unitel Video, Inc. and Scanline Communications (incorporated by reference to Exhibit 10(X) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

               10(U) Lease Agreement between First East Associates and Unitel Video, Inc. dated May 26, 1993 and Sublease dated May 26, 1993 between Unitel Video, Inc. and KIngWorld Productions, Inc.(incorporated by reference to Exhibit 10(U) of the Registrant's Annual Report on Form 10-K filed November 26, 1993 (File No. 1-8654)).

               10(V) Sublease Agreement dated April 1, 1987 between R.E. Graphics, Inc. (f/k/a Micor, Inc.) and Scanline Communications, together with Modification dated February 1989 of Sublease Agreement (incorporated by reference to Exhibit 10(AA) of the Registrant's Annual Report on Form 10-K filed November 24, 1992(File No. 1-8654)).

               10(W) Sublease Agreement dated January 1, 1982 between Columbia Pictures Industries, Inc. and Bell & Howell/Columbia Pictures Video Services, together with letter dated April 3, 1989 from Columbia Pictures to Scanline Communications and undated Letter from Columbia Pictures to 43rd Street Estates Corp. (incorporated by reference to Exhibit 10(BB) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

               10(X) 401K Employee Savings and Stock Ownership Plan of Unitel Video, Inc. effective 7/1/92 (incorporated by reference to Exhibit 10(X) of the Registrant's Annual Report on Form 10-K filed November 26, 1993 (File No. 1-
8654)).*

               10(Y) Asset Purchase Agreement dated as of February 24, 1995 between Jee See & Co., Inc. and Unitel Video, Inc. (incorporated by reference to
Exhibit 2-1 of the Registrant's Current Report on Fgorm 8-K dated February 24, 1995 (File No. 1-8654)).

               10(Z) Lease Amendment dated as of January 26, 1995 between Putnam Publishing Company and Unitel Video, Inc.

               10(A)(A) Employment and Consulting Agreement dated as of July 19, 1995 between Unitel Video, Inc. and John Hoffman*

               8.  Exhibit 23.  Accountant's consent.

               9. Exhibit 24. Power of Attorney from officers and directors to David Micciulla and Barry Knepper (included on signature page).

               10. Exhibit 27.  Financial Data Schedule.


* Management contract or compensatory plan or arrangement required to be noted as provided in Item 14(a)(3).

                                   UNDERTAKING

     The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith. Such instruments have not been filed since none are, nor are being, registered under Section 12 of the Securities and Exchange Act of 1934 and the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiary on a consolidated basis.

                               UNITEL VIDEO, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


   COLUMN A                         COLUMN B        COLUMN C1     COLUMN D        COLUMN E
   --------                         --------        ---------     --------        --------
                                    Balance at      Charged to                    Balance
                                    Beginning       Costs and                     at End
  Description                       of Period       Expenses       Deductions     of Period
  -----------                       ---------       --------       ----------     ---------
YEAR ENDED AUGUST 31, 1995
  Allowance for doubtful
  accounts                           $690,000       $125,000       $129,000       $686,000
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------

YEAR ENDED AUGUST 31, 1994
  Allowance for doubtful
  accounts                           $676,000       $386,000       $372,000       $690,000
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------

YEAR ENDED AUGUST 31, 1993
  Allowance for doubtful
  accounts                           $786,000       $418,000       $528,000       $676,000
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------

Column D
--------

Uncollectible accounts written off.

Column E
---------

Deducted in balance sheet from accounts receivable.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on form S-8 Nos. 33-7306 (filed July 15, 1986), 33-13660 (filed April 20, 1987) and 33-14654 (filed May
28, 1987).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding ) is asserted by such directors, officers or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act of 1993 and will be governed by the final adjudication of such issue.

SIGNATURE AND POWER OF ATTORNEY

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             UNITEL VIDEO, INC.


December 14, 1995                            By:  /s/ David Micciulla
                                                  --------------------------
                                                  David Micciulla
                                                  Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Micciulla and Barry Knepper and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes he might or could do in person, hereby ratifying and confirming all that said attorneys-in fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                         Date
---------                     -----                         ----
/s/ David Micciulla           Chief Executive Officer,      December 14, 1995
-------------------------
David Micciulla               President and Director

/s/ Barry Knepper             Senior Vice President -       December 14, 1995
-------------------------
Barry Knepper                 Finance and Administration,
                              Treasurer (Principal
                              Financial and Accounting
                              Officer), and Director

/s/ Herbert Bass              Director                      December 14, 1995
-------------------------
Herbert Bass

/s/ Alex Geisler              Director                      December 14, 1995
-------------------------
Alex Geisler

/s/ Walter G. Arader          Director                      December 14, 1995
-------------------------
Walter G. Arader

/s/ Philip Birsh              Director                      December 14, 1995
-------------------------
Philip Birsh

/s/                           Director                      December 14, 1995
-------------------------
John Hoffman

                                                      COMMISSION FILE NO. 1-8654



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549




                                    EXHIBITS

                                       to

                                    FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1995



                               UNITEL VIDEO, INC.

                               UNITEL VIDEO, INC.
INDEX TO EXHIBITS

EXHIBIT NUMBER      DESCRIPTION                             PAGE

3(A)                Certificate of Incorporation, as
                    amended(incorporated by reference
                    to Exhibit 3(A) of the Registrant's
                    Annual Report on Form 10-K filed
                    November 24, 1992 (File No. 1-8654)).

3(B)+               Amended and Restated By-laws.

4(A)                Specimen of Stock Certificate
                    (incorporated by reference to Exhibit
                    4 of the Registrant's Annual Report on
                    form 10-K filed November 29, 1984
                    (File No. 1-8654)).

4(B)+               Amended and Restated Loan and
                    Security Agreement dated as of
                    December 12, 1995 among Unitel
                    Video, Inc., R Squared, Inc. and
                    Heller Financial Inc. as agent
                    and lender.

4(C)+               Second Amended and Restated
                    Credit Agreement dated as of
                    December 12,1995 between Unitel
                    Video, Inc. and The Chase
                    Manhattan Bank, N.A.

10(A)               Non-Qualified Stock Option Plan
                    of Unitel Video, Inc.
                    (incorporated by reference to
                    Exhibit 10(A) of the Registrant's
                    Annual Report on form 10K filed
                    November 26, 1990
                    (File No. 1-8654)).*

10(B)               Lease Agreement between Unitel
                    Video, Inc. and Educational
                    Broadcasting Corporation dated
                    July 16, 1993 (incorporated by
                    reference to Exhibit 10(B) of the
                    Registrant's Annual Report on
                    Form 10-K filed November 26, 1993
                    (File No. 1-8654)).

10(C)               Non-Statutory Stock Purchase
                    Plan of Unitel Video, Inc.
                    (incorporated by reference to

                    Exhibit 4.3 of the Registrant's
                    Registration Statement on Form
                    S-8 filed July 15, 1986
                    (File No. 33-7306)).*

10(D)               Employee Stock Purchase Plan of
                    Unitel Video, Inc. (incorporated
                    by reference to Exhibit 4 of the
                    Registrant's Registration Statement
                    on Form S-8 filed April 20, 1987
                    (File No. 33-13660)).*

10(E)               Incentive Stock Option Plan of
                    Unitel Video, Inc. adopted by
                    shareholders on January 17, 1983
                    (incorporated by reference to Item
                    16(a)10(g) of the Registrant's
                    Registration Statement on Form S-1
                    filed on May 6, 1983
                    (File No. 2-83568)).*

10(F)               Employment & Consulting Agreement
                    between Unitel Video, Inc. and
                    Herbert Bass, dated as of May 26,
                    1988 (incorporated by reference to
                    Exhibit 10(R) of Registrant's
                    Annual Report on Form 10-K filed
                    December 13, 1989
                    (File No. 1-8654)).*

10(G)               Employment & Consulting Agreement
                    between Unitel Video, Inc. and
                    Alex Geisler, dated as of May 26,
                    1988 (incorporated by reference to
                    Item 14(C)4(S) of the Registrant's
                    Annual Report on form 10K filed
                    December 13, 1989
                    (File No. 1-8654)).*

10(H)               Lease Agreement between UNV, Inc.,
                    and HBWC Limited Partnership,
                    dated as of August 12, 1988
                    (incorporated by reference to
                    Exhibit 10(U) of the Registrant's
                    Annual Report on Form 10-K filed
                    December 13, 1989 (File No.
                    1-8654)).




10(I)               Lease Agreements between Windsor
                    Video, Inc. and Time Equities
                    Inc., dated as of September 4,
                    1986 (incorporated by reference
                    to Exhibit 10(V) of the
                    Registrant's Annual Report on
                    form 10-K filed December 13, 1989
                    (File No. 1-8654)).

10(J)               Amendment to each Lease Agreement
                    between Windsor Video, Inc. and
                    Time Equities Inc., dated as of
                    July 13, 1994 and July 18, 1994.
                    (incorporated by reference to
                    Exhibit 10(K) of the Registrant's
                    Annual Report on form 10-K filed
                    November 28, 1994. (File No. 1-8654)).

10(K)               Lease Agreement between Unitel
                    Video, Inc. and CBS, Inc. dated
                    as of June 15, 1990 (incorporated
                    by reference to Exhibit 10(Y)
                    of the Registrant's Annual Report
                    on Form 10-K filed November 26,
                    1990 (File No. 1-8654)).

10(L)               Assumption and Assignment of
                    Lease between Unitel Video, Inc.
                    and VCA/Teletronics Inc. dated
                    May 19, 1990  (incorporated by
                    reference to Exhibit 10(AA) of the
                    Registrant's Annual Report on
                    Form 10-K filed November 26, 1990
                    (File No. 1-8654)).

10(M)               Amendment to Lease between Unitel
                    Video, Inc. and Stage 57 Co. dated
                    May 14, 1990 (incorporated by
                    reference to Exhibit 10(BB) of the
                    Registrant's Annual Report on
                    Form 10-K filed November 26, 1990
                    (File No. 1-8654)).

10(N)               Second Amendment to Lease between
                    Unitel Video, Inc. and Stage 57 Co.
                    dated as of May 1, 1994.
                    (incorporated by reference to
                    Exhibit 10(O) of the Registrant's
                    Annual Report on Form 10-K filed
                    November 28, 1994.
                    (File No. 1-8654)).



10(O)               1992 Stock Option Plan
                    (incorporated by reference to
                    Exhibit 10(R) of the Registrant's

                    Annual Report on Form 10-K filed
                    November 24, 1992
                    (File No. 1-8654)).*

10(P)               Indenture dated April 16, 1987
                    between La Salle National Bank,
                    as Trustee under Trust No. 52082,
                    as Lessor and Scanline
                    Communications as Lessee
                    (incorporated by reference to
                    Exhibit 10(T) of the Registrant's
                    Annual Report on Form 10-K filed
                    November 24, 1992
                    (File No. 1-8654)).

10(Q)               Amendment to Lease & Extension
                    Agreement dated as of March 15,
                    1991 between La Salle National
                    Trust, N.A., as successor trustee
                    to LaSalle National Bank, under
                    Trust No. 52082, as Lessor, and
                    Scanline Communications, as Lessee
                    (incorporated by reference to
                    Exhibit 10(U) of the Registrant's
                    Annual Report on Form 10-K filed
                    November 24, 1992
                    (File No. 1-8654)).

10(R)               Assignment, Assumption and
                    Acceptance of Lease between
                    Scanline Communications and Unitel
                    Video, Inc. (incorporated by
                    reference to Exhibit 10(V) of the
                    Registrant's Annual Report on Form
                    10-K filed November 24, 1992
                    (File No. 1-8654)).

10(S)               Asset Purchase Agreement dated as
                    of May 5, 1992 between Unitel Video,
                    Inc. and Scanline Communications
                    (incorporated by reference to
                    Exhibit 2.1 of the Registrant's
                    Current Report on Form 8-K dated
                    May 15, 1992 (File No. 1-8654)).



10(T)               Amendment dated as of October 29,
                    1992 to Asset Purchase Agreement
                    dated as of May 5, 1992 between

                    Unitel Video, Inc. and Scanline
                    Communications (incorporated by
                    reference to Exhibit 10(X) of the
                    Registrant's Annual Report on Form
                    10-K filed November 24, 1992
                    (File No. 1-8654)).

10(U)               Lease Agreement between First East
                    Associates and Unitel Video, Inc.
                    dated may 26, 1993 and Sublease
                    dated May 26, 1993 between Unitel
                    Video, Inc. and KingWorld
                    Productions, Inc.(incorporated by
                    reference to Exhibit 10(U) of the
                    Registrant's Annual Report on Form
                    10-K filed November 26, 1993
                    (File No. 1-8654)).

10(V)               Sublease Agreement dated April 1,
                    1987 between R.E. Graphics, Inc.
                    (f/k/a Micor, Inc.) and Scanline
                    Communications, together with
                    Modification dated February 1989 of
                    Sublease Agreement (incorporated by
                    reference to Exhibit 10(AA) of the
                    Registrant's Annual Report on Form
                    10-K filed November 24, 1992
                    (File No. 1-8654)).

10(W)               Sublease Agreement dated January 1,
                    1982 between Columbia Pictures
                    Industries, Inc. and Bell &
                    Howell/Columbia Pictures Video
                    Services, together with letter
                    dated April 3, 1989 from Columbia
                    Pictures to Scanline Communications
                    and undated Letter from Columbia
                    Pictures to 43rd Street Estates
                    Corp. (incorporated by reference to
                    Exhibit 10(BB) of the Registrant's
                    Annual Report on Form 10-K filed
                    November 24, 1992
                    (File No. 1-8654)).

10(X)               401K Employee Savings and Stock
                    Ownership Plan of Unitel Video,
                    Inc. effective 7/1/92 (incorporated
                    by reference to Exhibit 10(X) of
                    the Registrant's Annual Report on
                    Form 10-K filed November 26, 1993
                    (File No. 1-8654)).*

10(Y)               Asset Purchase Agreement dated as
                    of February 24, 1995 between
                    Jee See & Co., Inc. and Unitel

                    Video, Inc. (incorporated by
                    reference to Exhibit 2-1 of the
                    Registrant's Current Report on
                    Form 8-K dated February 24, 1995
                    (File No. 1-8654)).

10(Z)               Lease Amendment dated as of
                    January 26, 1995 between Putnam
                    Publishing Company and Unitel
                    Video, Inc.

10(A)(A)+           Employment and Consulting Agreement
                    dated as of July 19, 1995 between
                    Unitel Video, Inc. and John Hoffman*

23+                 Accountant's consent.

24                  Power of Attorney from officers and
                    directors to David Micciulla and
                    Barry Knepper (included on signature
                    page).


27+                 Financial Data Schedule.


+ Filed herewith. All other exhibits are incorporated herein by reference to the document listed in the parenthetical reference.

* Management contract or compensatory plan or arrangement required to be noted as provided in Item 14(a)(3).