Form 10-Q
period 1995-11-30
UNITEL VIDEO INC/DE
filed 1996-01-16
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1995
                               -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

Commission file number 1-8654
                       ------
                               Unitel Video, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
     Delaware                                                 23-1713238
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                515 West 57th Street - New York, New York  10019
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (212) 265-3600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such requirements for the past 90 days.
     . . . . .                                         . . . . .
Yes  .   X   .                                    No   .       .
     . . . . .                                         . . . . .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,626,565 common shares outstanding as of January 16, 1996.
(Number of shares)                 (Date)

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                         QUARTER ENDED NOVEMBER 30, 1995


                                                            Page
                              INDEX                         Number

Part I.        FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    November 30, 1995  (Unaudited) and      3-4
                    August 31, 1995

                    Consolidated Statements of Operations
                    November 30, 1995  (Unaudited) and        5
                    November 30, 1994  (Unaudited)

                    Consolidated Statements of Cash Flows
                    November 30, 1995   (Unaudited)         6-7
                    and November 30, 1994  (Unaudited)

                    Notes to Consolidated Financial         8-10
                    Statements  (Unaudited)

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of   11-13
                    Operations

Part II.       OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K         14

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                         QUARTER ENDED NOVEMBER 30, 1995

Part 1.        FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  November 30, 1995         August 31, 1995
                                  -----------------         ---------------
                                     (Unaudited)                 (Note)
ASSETS
------
Current Assets:
    Cash                           $     336,000            $     161,000
    Accounts receivable,
       less allowance for
       doubtful accounts of
       $677,000 and $686,000          13,033,000               12,700,000
    Other receivables                    233,000                  362,000
    Prepaid income taxes                    --                    567,000
    Prepaid expenses                   1,580,000                1,340,000
    Deferred tax asset                   760,000                  760,000
                                   -------------            -------------
Total current assets                  15,942,000               15,890,000

Property and equipment - at cost
    Land, buildings
      and improvements                13,609,000               13,541,000
    Video equipment                   78,503,000               78,145,000
    Automobiles                           50,000                   50,000
    Furniture and fixtures             2,774,000                2,736,000
                                   -------------            -------------

                                      94,936,000               94,472,000
                                   -------------            -------------

Less accumulated depreciation         61,687,000               59,981,000
                                   -------------            -------------
                                      33,249,000               34,491,000

Net assets held for sale              18,757,000               19,270,000
Deferred tax asset                     1,745,000                1,745,000
Goodwill                               1,962,000                1,997,000
Other assets                           1,053,000                  793,000
                                   -------------            -------------
                                   $  72,708,000            $  74,186,000
                                   -------------            -------------
                                   -------------            -------------

Note: The balance sheet at August 31, 1995 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                  November 30, 1995         August 31, 1995
                                  -----------------         ---------------
                                     (Unaudited)                 (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable               $   5,476,000            $   7,339,000
    Accrued expenses                   1,713,000                1,620,000
    Accrued payroll, benefits
      and related taxes                3,879,000                2,931,000
    Income taxes payable                  84,000                    --
    Current maturities of long-
      term debt                        5,499,000                5,492,000
    Current maturities of
      subordinated debt                  208,000                  104,000
    Current maturities of ESOP
      loan                               181,000                  186,000
    Current maturities of
      capital lease obligations        1,686,000                1,685,000
                                   -------------            -------------
    Total current liabilities         18,726,000               19,357,000

Deferred rent                            841,000                  864,000
Long-term debt, less current
  maturities                          19,071,000               19,936,000
Subordinated debt, less current
  maturities                           3,042,000                3,146,000
ESOP loan, less current maturities       120,000                  152,000
Long-term leases, less current
  maturities                           6,622,000                7,064,000
Accrued retirement                     1,182,000                1,141,000

Stockholders' equity:
    Common stock, par value
      $.01 per share
      Authorized 5,000,000 shares
      Issued 3,492,854 and
        3,491,454 shares
        respectively, and
        outstanding 2,626,565
        and 2,625,165 shares
        respectively                      26,000                   26,000
Additional paid-in capital            27,354,000               27,351,000
Retained earnings                      4,054,000                3,532,000
Common stock held in treasury,
    at cost (866,289 shares)          (7,974,000)              (7,974,000)
                                   -------------            -------------
                                      23,460,000               22,935,000
Unearned employee benefit expense       (356,000)                (409,000)
                                   -------------            -------------
    Total stockholders' equity        23,104,000              22,526,000
                                   -------------            -------------
                                   $  72,708,000            $  74,186,000
                                   -------------            -------------
                                   -------------            -------------

Note: The balance sheet at August 31, 1995 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       THREE MONTHS ENDED NOVEMBER 30,
                                       -------------------------------
                                           1995               1994
                                           ----               ----
Sales                                   $22,940,000       $21,233,000

Cost of sales:
    Production costs                     15,402,000        14,431,000
    Depreciation                          1,733,000         2,254,000
                                        -----------       -----------
                                         17,135,000        16,685,000
                                        -----------       -----------
Gross profit                              5,805,000         4,548,000
Operating expenses:
    Selling                                 676,000           745,000
    General and administrative            2,444,000         2,273,000
    Interest                                848,000           715,000
    Impairment charge                       853,000              --
                                        -----------       -----------
                                          4,821,000         3,733,000
                                        -----------       -----------

Earnings from operations                    984,000           815,000
Other income                                   --              14,000
                                        -----------       -----------
Earnings before income taxes                984,000           829,000
Income taxes                                462,000           390,000
                                        -----------       -----------
Net earnings applicable for
  common stock                          $   522,000       $   439,000
                                        -----------       -----------
                                        -----------       -----------
Earnings Per Common Share
    Net earnings                        $       .20       $       .17
                                        -----------       -----------
                                        -----------       -----------

Weighted average of common
    and common equivalent
    shares outstanding                    2,570,000         2,567,000
                                        -----------       -----------
                                        -----------       -----------

                 See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             THREE MONTHS ENDED NOVEMBER 30,
                                             -------------------------------
                                                1995                  1994
                                                ----                  ----
Cash Flows From Operating Activities:
    Net income                              $   522,000          $   439,000
    Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
    Depreciation and amortization             1,735,000            2,465,000
    Net gain on disposal of assets               (2,000)            (211,000)
    Deferred financing costs                    (80,000)                --
    Recognition of deferred gain                   --                (50,000)
    Amortization of deferred financing
       costs                                     21,000              102,000
    Deferred rent                               (23,000)             (78,000)
    Accrued retirement expenses                  41,000               43,000
    Deferred income taxes                          --                 79,000
    Impairment charge                           853,000                 --
    Decrease (Increase) in:
        Accounts receivable                    (324,000)          (1,502,000)
        Allowance for doubtful accounts          (9,000)              98,000
        Other receivables                       129,000               96,000
        Prepaid expenses                       (240,000)              (3,000)
        Prepaid taxes                           567,000               81,000
        Other assets                           (198,000)              32,000
    Increase (Decrease) in:
        Accounts payable                     (1,863,000)          (1,003,000)
        Accrued expenses                         93,000              (60,000)
        Payroll and related taxes               948,000              465,000
        Income taxes payable                     84,000              144,000
                                            -----------          -----------
          Total adjustments                   1,732,000              698,000
                                            -----------          -----------
          Net cash provided by
            operating activities              2,254,000            1,137,000

Cash Flows from Investing
    Activities:
      Capital expenditures                     (807,000)          (1,119,000)
      Proceeds from disposal of assets            8,000              219,000
                                            -----------          -----------
        Net cash (used) in
          investing activities                 (799,000)            (900,000)


                                                                     (Continued)




                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (Continued)


                                             THREE MONTHS ENDED NOVEMBER 30,
                                             -------------------------------
                                                1995                  1994
                                                ----                  ----
Cash Flows From Financing
    Activities:
        Proceeds from long term
          financing                            $   --            $   500,000
        Proceeds from issuance of common
          stock                                   7,000                1,000
        Repayment of loan to ESOP               (37,000)               3,000
        Principal repayments                 (1,299,000)          (1,054,000)
        Release of ESOP quarterly shares         49,000                 --
                                            -----------          -----------
          Net cash provided by (used) in
            financing activities             (1,280,000)            (550,000)

Net Increase (Decrease) in Cash                 175,000             (313,000)

Cash Beginning of Year                          161,000            1,293,000
                                            -----------          -----------
Cash End of Quarter                         $   336,000          $   980,000
                                            -----------          -----------
                                            -----------          -----------


Schedule of income taxes and
    interest paid:

        Income Taxes Paid                    $    5,000          $    80,000

        Interest Paid                           860,000              598,000
                                            -----------          -----------
                                            $   865,000          $   678,000
                                            -----------          -----------
                                            -----------          -----------

                 See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      THREE MONTHS ENDED NOVEMBER 30, 1995
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 30, 1995, the consolidated statements of operations for the quarters ended November 30, 1995 and 1994, and the consolidated statements of cash flows for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1995 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the quarter ended November 30, 1995 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY

During the three months ended November 30, 1995, stockholders' equity increased due to:

Net income                                             $ 522,000
Reduction in unearned employee benefit expense            53,000
Reduction in additional paid in capital resulting
     from the allocation of ESOP shares                   (4,000)
Purchase of stock under the Unitel Video, Inc.
     Employee
     Stock Purchase Plan                                   7,000
                                                       ---------
Total increase in stockholders' equity                 $ 578,000
                                                       ---------
                                                       ---------

3.  PER SHARE DATA

Per share data for the three months ended November 30, 1995 and 1994 is based on the weighted average number of common shares outstanding. In the three months ended November 30, 1995, unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See Note 4).

4.  401(K) EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

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

In 1987, to purchase 115,849 shares of the Company's stock, the Plan obtained financing from a bank amounting to $1,250,000. In 1991 the Plan purchased 25,810 shares of the Company stock which was financed by a $229,193 loan from the Company. The Plan is funded by the Company as required to provide the Plan with the funds necessary to meet its debt service requirements. The loan obligations of the Plan are considered unearned employee benefit expense and are recorded as a separate reduction of the Company's shareholders' equity. The bank financing is guaranteed by the Company.

The Plan's shares are released and allocated to participant accounts based upon Company contributions and certain payments made to reduce the Plan debt. The Company reports compensation expense based on the dollar value of the 401(k) match expense.

The Plan's compensation expense was $49,006 for the three months ended November 30, 1995. A summary of the Plan's shares as of November 30, 1995 is as follows:

          Allocated shares                        75,095
          Shares released for allocation          13,277
          Unreleased shares                       48,896
                                                 -------
                                                 137,268
                                                 -------
          Fair value of unreleased shares
          at November 30, 1995                  $254,000
                                                 -------
                                                 -------

Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the three months ended November 30, 1995, 48,896 shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net income, and resulted in an increase of less than 1% on the net income per share for the three months ended November 30, 1995.

5.   IMPAIRMENT AND RESTRUCTURING CHARGES

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB Statement No. 121") which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted FASB Statement No. 121 as of August 31, 1995.

The Company has determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represents the Company's strength. As part of this strategy, the Company has decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialize in the highly competitive commercial advertising portion of the video facilities industry. During the 1995 fiscal year, the three Editel divisions incurred a pretax loss of $3,682,000. As a result, the Company identified property, plant and equipment associated with these divisions with a carrying value of approximately $24,000,000 that it no longer needed for its current and future operations, and during the fourth quarter of fiscal 1995 committed to a plan to dispose of them. Accordingly, the Company began marketing these divisions to potential buyers and plans to sell them. Although the Company intends to sell these assets within one year there is no assurance that it will be able to do so, and, therefore, these assets are classified in the balance sheet as long-term. At November 30, 1995 the Company estimated the revised value of these assets to be approximately $18,757,000. Accordingly, the Company recorded an impairment charge of approximately $853,000 in the first quarter of fiscal 1996 relating to these assets. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the first quarter of fiscal 1996 based upon the depreciation method which the Company has used in the past and which management has found to be reasonable and appropriate. The Company intends to operate the three Editel divisions until a sale is consummated and to continue to monitor these assets held for sale on a quarterly basis since FASB Statement No.121 requires that no further depreciation expense be taken with respect to assets held for sale.

In May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 for severance and early retirement expense. In fiscal 1996, the restructuring liability was reduced by approximately $176,000 as a result of retirement and severance payments made during the year. As of November 30, 1995, the balance of the restructuring liability was approximately $97,000 and is included in accrued payroll.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $ 807,000 during the quarter ended November 30, 1995, and consisted of the purchase of post production and graphics equipment for use throughout the Company.

Net cash provided by operating activities during the quarter ended November 30, 1995 was $2,254,000 and during the quarter ended November 30, 1994, was $1,137,000. Net cash provided by operating activities for the quarter ended November 30, 1995 was offset by net cash of $799,000 used in investing activities, which consisted of capital expenditures, and by net cash used in financing activities of $1,280,000, resulting in a net increase in cash available of $175,000.

In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of a $15 million term loan facility and an $11 million revolving credit facility. The $15 million dollar term loan portion of the facility is payable in 59 monthly principal payments of $89,000 through November 2000 and in payments of $3,750,000 at August 31, 1996, $3,750,000 at December 31, 1996 and $2,249,000 at
December 2000. The revolving credit portion of the facility is due in full in December 2000.

Additionally, in December 1995, the Company obtained from a bank a $4,000,000 mortgage on its property located on West 57th Street in New York City. The mortgage is payable in equal monthly installments of $22,000 through November 2002, with a final payment of $2,152,000 due in December 2002.

The proceeds of the $15 million term loan, the $4 million mortgage and $78,000 from the new revolving credit facility were used in December 1995 to refinance the term loan ($8,826,000) and revolving credit facility ($9,975,000) and to repay the City of New York Industrial Revenue Bond obligation ($277,000), all then outstanding to the Company's bank lenders. As such, the $9,975,000 outstanding on the Company's revolving credit facility at November 30, 1995 has been reclassified as long term debt on the accompanying balance sheet to reflect the refinancing of this obligation. The terms of the Company's new revolving credit and term loan agreement provide that the lender receive a first lien on all property, equipment and accounts receivable that are not encumbered by another lender.

RESULTS OF OPERATIONS

Sales were $22,940,000 and $21,233,000 for the quarters ended November 30, 1995 and 1994, respectively, resulting in an 8% increase from the same period of the prior year. The increase in sales is primarily due to the addition of three mobile units to the Company's fleet of seven from the acquisition by the Company in February 1995 of the business and assets of GC & Co. (formerly known as Greene, Crowe & Company), a Burbank, California based supplier of "on-location" services for the videotaping and live telecasting of concerts, cultural and other events.

The Company's net income for the quarter ended November 30, 1995 was $522,000, compared to net income of $439,000 for the comparable quarter of fiscal year 1995.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 67 % for the quarter ended November 30, 1995, as compared to 68% for the quarter ended November 30, 1994. The Company experienced a decrease in production expenses as a percentage of sales due to a significant increase in revenues from its mobile division, which incurs lower production costs than the Company's other divisions.

Depreciation, as a percentage of sales, was 7.6% and 10.6% for the quarters ended November 30, 1995 and 1994, respectively. The decrease in the quarter ended November 30, 1995 compared to the same period in the prior year was a result of the reclassification of the net property and equipment of the Company's three Editel divisions to net assets held for sale at August 31, 1995. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the first quarter of fiscal 1996 based upon the depreciation method which the Company has used in the past and which management has found to be reasonable and appropriate. The Company intends to operate the three Editel divisions until a sale is consummated and to continue to monitor these assets held for sale on a quarterly basis since FASB Statement No. 121 requires that no further depreciation expense be taken with respect to assets held for sale.

Selling expenses, as a percentage of sales, for the quarters ended November 30, 1995 and 1994 were 2.9% and 3.5%, respectively. The decrease in the first quarter of fiscal 1996 as compared to the same quarter in 1995 is mainly due to a decrease in the sales staff at the three Editel divisions.

General and administrative expenses, as a percentage of sales, for both quarters ended November 30, 1995 and 1994 were 10.7%. These expenses, as a percentage of sales, in the first quarter of fiscal 1996 remained constant with the same quarter of the prior year due primarily to an ongoing company wide effort to contain administrative costs.

Interest expense, as a percentage of sales, for the quarters ended November 30, 1995 and 1994 were 3.7% and 3.4%, respectively. The increase in interest expense during the first quarter of fiscal 1996 as compared with the same quarter of the prior year is due primarily to the financing obtained as a result of the GC & Co. acquisition in February 1995. Additionally, the Company incurred interest at a higher rate on its term and revolving portion of its long-term debt due to the increase in the prime rate from the prior year.

The Company's effective tax rate was 47% for both of the first quarters of fiscal years 1996 and 1995. The effective tax rate exceeded the federal statutory rate of 34% due to state and local taxes.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K.
           1.  Exhibit 27.  Financial Data Schedule.

     (b) There were no reports filed on Form 8-K during the three month period ended November 30, 1995.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

     UNITEL VIDEO, INC.


      By:  /s/  David Micciulla
         -------------------------------
         David Micciulla
         President and Chief Executive Officer


      By:     /s/ Barry Knepper
         -------------------------------
         Barry Knepper
         Senior Vice President-Finance and Administration, Treasurer

Dated:    January 16 , 1996