Form 10-Q
period 1996-02-29
UNITEL VIDEO INC/DE
filed 1996-04-15
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 29, 1996
                               ------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

Commission file number 1-8654
                       ------

                               Unitel Video, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         23-1713238
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                555 West 57th Street - New York, New York  10019
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 265-3600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                515 West 57th Street - New York, New York  10019
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

2,656,565 Common shares outstanding as of April 15, 1996.
(Number of shares)                        (Date)

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                         QUARTER ENDED FEBRUARY 29, 1996


                                                                  Page
                                   INDEX                         Number

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    February 29, 1996  (Unaudited) and
                    August 31, 1995                                3-4

                    Consolidated Statements of Operations
                    February 29, 1996  (Unaudited) and
                    February 28, 1995  (Unaudited)                   5

                    Consolidated Statements of Cash Flows
                    February 29, 1996   (Unaudited)
                    and February 28, 1995  (Unaudited)             6-7

                    Notes to Consolidated Financial
                    Statements  (Unaudited)                       8-10

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   11-13

Part II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of
                    Security-Holders                                14

          Item 6.   Exhibits and Reports on Form 8-K                14

                               UNITEL VIDEO, INC.
                                   FORM 10-Q
                         QUARTER ENDED FEBRUARY 29, 1996

Part 1.        FINANCIAL INFORMATION

               ITEM 1.   Financial Statements

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                        FEBRUARY 29, 1996        AUGUST 31, 1995
                                        -----------------        ---------------
                                           (Unaudited)                 (Note)

ASSETS

Current Assets:
    Cash                                $    553,000               $   161,000
    Accounts receivable,
      less allowance for
      doubtful accounts of $613,000
      and $686,000                        10,898,000                12,700,000
    Other receivables                        351,000                   362,000
    Prepaid income taxes                     441,000                   567,000
    Prepaid expenses                       1,192,000                 1,340,000
    Net assets held for sale               1,298,000                     --
    Deferred tax asset                       760,000                   760,000
                                        ------------             -------------
Total current assets                      15,493,000                15,890,000

Property and equipment - at cost
    Land, buildings
      and improvements                    13,765,000                13,541,000
    Video equipment                       82,650,000                78,145,000
     Automobiles                              50,000                    50,000
     Furniture and fixtures                2,808,000                 2,736,000
                                        ------------              ------------
                                          99,273,000                94,472,000

Less accumulated depreciation             63,040,000                59,981,000
                                        ------------              ------------
                                          36,233,000                34,491,000

Net assets held for sale                  15,499,000                19,270,000
Deferred tax asset                         1,824,000                 1,745,000
Goodwill                                   1,928,000                 1,997,000
Other assets                               1,401,000                   793,000
                                        ------------             -------------
                                         $72,378,000               $74,186,000
                                        ------------             -------------
                                        ------------             -------------


Note: The balance sheet at August 31, 1995 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                    FEBRUARY 29, 1996    AUGUST 31, 1995
                                                       (Unaudited)           (Note)
                                                    -----------------    ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                $   4,624,000       $   7,339,000
    Accrued expenses                                    1,238,000           1,620,000
    Payroll, benefits and related taxes                 3,401,000           2,931,000
    Current maturities of long-term debt                5,507,000           5,492,000
    Current maturities of subordinated debt               313,000             104,000
    Current maturities of ESOP loan                       181,000             186,000
    Current maturities of capital lease obligations     1,802,000           1,685,000
                                                    -------------       -------------
    Total current liabilities                          17,066,000          19,357,000

Deferred rent                                             872,000             864,000
Long-term debt, less current maturities                21,732,000          19,936,000
Subordinated debt, less current maturities              2,937,000           3,146,000
ESOP loan, less current maturities                         75,000             152,000
Long-term leases, less current maturities               6,526,000           7,064,000
Accrued retirement                                      1,223,000           1,141,000

Stockholders' equity:
    Common stock, par value
      $.01 per share
      Authorized 5,000,000 shares
      Issued 3,522,854 and 3,491,454 shares
        respectively, and outstanding 2,656,565
        and 2,625,165 shares respectively                  26,000              26,000
Additional paid-in capital                             27,523,000          27,351,000
Retained earnings                                       2,675,000           3,532,000
Common stock held in treasury,
    at cost (866,289 shares)                           (7,974,000)         (7,974,000)
                                                    -------------       -------------
                                                       22,250,000          22,935,000
Unearned employee benefit expense                        (303,000)           (409,000)
                                                    -------------       -------------
    Total stockholders' equity                         21,947,000          22,526,000
                                                    -------------       -------------
                                                     $ 72,378,000        $ 74,186,000
                                                    -------------       -------------
                                                    -------------       -------------



Note: The balance sheet at August 31, 1995 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   ------------------                       ----------------
                                            FEBRUARY 29,        FEBRUARY 28,        FEBRUARY 29,        FEBRUARY 28,
                                                1996                1995                1996                1995
                                                ----                ----                ----                ----
Sales                                      $ 20,529,000       $  20,581,000        $ 43,469,000        $ 41,814,000

Cost of sales:
   Production costs                          15,585,000          14,601,000          30,987,000          29,032,000
   Depreciation                               1,773,000           2,420,000           3,506,000           4,674,000
                                           ------------        ------------        ------------        ------------
                                             17,358,000          17,021,000          34,493,000          33,706,000
                                           ------------        ------------        ------------        ------------

Gross profit                                  3,171,000           3,560,000           8,976,000           8,108,000

Operating expenses:
   Selling                                      660,000             740,000           1,336,000           1,485,000
   General and administrative                 2,543,000           1,984,000           4,987,000           4,257,000
   Interest                                     923,000             742,000           1,771,000           1,457,000
   Impairment charge                            886,000              --               1,739,000              --
                                           ------------        ------------        ------------        ------------
                                              5,012,000           3,466,000           9,833,000           7,199,000
                                           ------------        ------------        ------------        ------------

Earnings (loss) from operations              (1,841,000)             94,000            (857,000)            909,000

Other income                                     --                  --                   --                 14,000
                                           ------------        ------------        ------------        ------------

Earnings loss before
   income taxes                              (1,841,000)             94,000            (857,000)            923,000

Income taxes                                   (462,000)             44,000               --                434,000
                                           ------------        ------------        ------------        ------------

Net earnings applicable for
   common stock                            $ (1,379,000)       $     50,000        $   (857,000)       $    489,000
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------

Earnings (loss) Per Common Share

Net earnings (loss)                        $      (0.53)       $       0.02        $      (0.33)       $       0.19
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------

Weighted average of common and
   common equivalent shares
   outstanding                                2,591,000           2,580,000           2,580,000           2,572,000
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------



See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       SIX MONTHS ENDED
                                                       ----------------
                                            FEBRUARY 29, 1996  FEBRUARY 28, 1995
                                            -----------------  -----------------

Cash Flows From Operating Activities:
  Net income (loss)                            $  (857,000)     $   489,000
  Adjustments to reconcile
    net income (loss) to net cash
    provided by operating
    activities:
  Depreciation and amortization                  3,525,000        4,948,000
  Net gain on disposal of assets                   (19,000)        (274,000)
  Deferred financing costs                        (570,000)           --
  Recognition of deferred gain                      --             (100,000)
  Amortization of deferred financing costs          89,000          199,000
  Deferred rent                                      8,000          (85,000)
  Accrued retirement expense                        82,000           86,000
  Deferred income taxes                            (79,000)          95,000
  Impairment charge                              1,739,000            --
Decrease (Increase) in:
  Accounts receivable                            1,875,000       (2,501,000)
  Allowance for doubtful accounts                  (73,000)          98,000
  Other receivables                                 11,000          (30,000)
  Prepaid expenses                                 148,000          287,000
  Prepaid taxes                                    126,000           81,000
  Other assets                                    (131,000)        (431,000)
Increase (Decrease) in
  Accounts payable                              (2,715,000)         339,000
  Accrued expenses                                (382,000)         (38,000)
  Payroll and related taxes                        470,000         (348,000)
  Income taxes payable                              --              121,000
                                               -----------      -----------
    Total adjustments                            4,104,000        2,447,000
                                               -----------      -----------
      Net cash provided by operating
       activities                                3,247,000        2,936,000

Cash Flows From Investing
  Activities:
  Capital expenditures                          (4,464,000)      (2,348,000)
  Acquisition of GC & Co. assets                    --           (1,300,000)
  Proceeds from disposal of assets                  23,000          331,000
                                               -----------      -----------
      Net cash used in
       investing activities                     (4,441,000)      (3,317,000)

                                                                     (Continued)



                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)


                                                       SIX MONTHS ENDED
                                                       ----------------
                                            FEBRUARY 29, 1996  FEBRUARY 28, 1995
                                            -----------------  -----------------

Cash Flows From Financing Activities:
  Proceeds from long-term financing           $ 22,520,000       $2,700,000
  Proceeds from issuance of common stock           181,000          (17,000)
  Repayment of loan to ESOP                        (82,000)         (82,000)
  Repayment of note to Banta                        --             (500,000)
  Principal repayments                         (21,130,000)      (1,942,000)
  Release of ESOP quarterly shares                  97,000          107,000
                                               -----------      -----------

     Net cash provided by
      financing activities                       1,586,000          266,000
                                               -----------      -----------

Net (Increase) in Cash                             392,000         (115,000)

Cash Beginning of Year                             161,000        1,293,000
                                               -----------      -----------

Cash End of Six Months                         $   553,000      $ 1,178,000
                                               -----------      -----------
                                               -----------      -----------


Schedule of income taxes and
  interest paid:

  Income Taxes Paid                            $    68,000      $   148,000
  Interest Paid                                  1,555,000        1,577,000
                                               -----------      -----------

                                               $ 1,632,000      $ 1,725,000
                                               -----------      -----------
                                               -----------      -----------


Supplemental schedule of non cash investing and financing activities:

Detail of acquisition of GC & Co.:

  Fair value of assets acquired                                 $ 6,750,000
  Subordinated note to seller                                      (750,000)
  Capital lease obligation                                       (4,700,000)
                                                                -----------
  Net cash paid for acquisition                                 $ 1,300,000
                                                                -----------
                                                                -----------



                 See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                       SIX MONTHS ENDED FEBRUARY 29, 1996
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of February 29, 1996, the consolidated statements of operations for the six months and quarters ended February 29, 1996 and 1995, and the consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 1996 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1995 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended February 29, 1996 are not necessarily indicative of the operating results for the full year.

2.   STOCKHOLDERS' EQUITY

During the six months ended February 29, 1996, stockholders' equity decreased due to:



Net loss                                                          $(857,000)
Reduction in unearned employee benefit expense                      106,000
Reduction in additional paid in capital resulting
  from the allocation of ESOP shares                                 (9,000)
Exercise of stock options                                           174,000
Purchase of stock under the Unitel Video, Inc.
  Employee Stock Purchase Plan                                        7,000
                                                                  ---------
Total decrease in stockholders' equity                            $(579,000)
                                                                  ---------
                                                                  ---------


3.   PER SHARE DATA

Per share data for the quarter and six months ended February 29, 1996 and 1995 is based on the weighted average number of common shares outstanding. In the quarter and six months ended February 29, 1996, unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See Note 4).

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

The Plan's compensation expense was $98,012 and $49,006 for the six months and quarter ended February 29, 1996, respectively. A summary of the Plan's shares as of February 29, 1996 is as follows:




          Allocated shares                                 75,095
          Shares released for allocation                   16,898
          Unreleased shares                                45,275
                                                         --------
                                                          137,268
                                                         --------
                                                         --------
          Fair value of unreleased shares
            at February 29, 1996                         $337,000
                                                         --------
                                                         --------


Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the six months ended February 29, 1996, 45,275 shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net income, and resulted in a decrease of 1% on the net loss per share for the six months and quarter ended February 29, 1996.

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

The Company has determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represent the Company's strength. As part of this strategy, the Company decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialize in the highly competitive commercial advertising portion of the video facilities industry. During the 1995 fiscal year, the three Editel divisions incurred a pretax loss of $3,682,000. As a result, the Company identified property, plant and equipment associated with these divisions, which after an impairment charge of $4,700,000 recorded as of August 31, 1995, had a carrying value of approximately $19,300,000 that it no longer needed for its current and future operations. During the fourth quarter of fiscal 1995, the Company committed to a plan to dispose of them and in the first quarter of fiscal 1996 began marketing these divisions to potential buyers. On February 22, 1996, the Company announced the closure of its Editel Chicago division and subsequently distributed a portion of the division's assets throughout the Company. In May 1996 the balance of the Editel Chicago division equipment estimated to have a carrying value of $1,300,000 is to be sold in an auction. Also in February 1996, the Company refocused the Editel New York division on that division's most profitable segments, so as to increase its attractiveness to potential strategic buyers. As part of this restructuring, the staff of Editel New York was reduced
by over fifty percent.   Although the Company intends to sell the assets of
Editel New York and Los Angeles within one year there is no assurance that it will be able to do so, and, therefore, these assets are classified in the balance sheet as long-term. At February 29, 1996 the Company estimated the revised value of these assets to be approximately $15,500,000. Accordingly, the Company recorded an impairment charge of approximately $1,739,000 in the first six months of fiscal 1996 relating to the assets at all three Editel divisions. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the first six months of fiscal 1996 based upon the depreciation method which the Company has used in the past and which management has found to be reasonable and appropriate. The Company intends to operate the New York and Los Angeles Editel divisions until a sale or other disposition is consummated and to continue to monitor these assets held for sale on a quarterly basis since FASB Statement No. 121 requires that no further depreciation expense be taken with respect to assets held for sale.

In May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 for severance and early retirement expense. The $273,000 balance of the restructuring liability was paid out during the first six months of fiscal 1996.

6.   STOCK-BASED COMPENSATION

The Company intends to remain on APB Opinion No. 25 for Stock based compensation recognition purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $4,464,000 during the six months ended February 29, 1996, and consisted of the purchase of post production and graphics equipment for use primarily in the Company's Mobile, Unitel Holywood and Windsor divisions.

Net cash provided by operating activities during the six months ended February 29, 1996 was $3,247,000 and during the six months ended February 28, 1995 was $2,936,000. Net cash provided by operating activities for the six months ended February 29, 1996 was offset by $4,441,000 of cash used in investing activities, which consisted primarily of capital expenditures and was supplemented by net cash provided by financing activities of $1,586,000, resulting in a net increase in cash available of $392,000.

In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of a $15 million term loan facility and an $11 million revolving credit facility. The $15 million term loan portion of the facility is payable in 59 monthly principal payments of $89,000 through November 2000 and in payments of $3,750,000 at August 31, 1996, $3,750,000 at December 31, 1996 and $2,249,000 at December
2000. The revolving credit portion of the facility is due in full in December 2000.

Additionally, in December 1995 the Company obtained from a bank a $4,000,000 mortgage on its property located on West 57th Street in New York City. The mortgage is payable in equal monthly installments of $22,000 through November 2002, with a final payment of $2,152,000 due in December 2002.

The proceeds of the $15 million term loan, the $4 million mortgage and $2.5 million drawn by the Company under the revolving credit facility were used in December 1995 to refinance the term loan ($8,577,000) and revolving credit facility ($9,975,000) and to repay the City of New York Industrial Revenue Bond obligation ($265,000), all then outstanding to the Company's bank lenders. The remaining $2,683,000 was used for closing costs and for payment of prior capital expenditures. The terms of the Company's new revolving credit and term loan agreement provide that the lender receive a first lien on all property, equipment and accounts receivable that are not encumbered by another lender. At February 29, 1996 $3,085,000 was outstanding under the revolving portion of the facility.

RESULTS OF OPERATIONS

Sales were $20,529,000 and $20,581,000 for the quarters ended February 29, 1996 and February 28, 1995, respectively. Sales were $43,469,000, and $41,814,000 for the six months ended February 29, 1996 and February 28, 1995, respectively. The increase in sales in the six month period ending February 29, 1996 was due primarily to the addition of three mobile units to the Company's fleet of seven from the acquisition by the Company in February 1995 of the business and assets of GC & Co. (formerly Greene Crowe & Company) a Burbank California based supplier of "on-location" services for the videotaping and live telecasting of concerts, cultural and other events.

The Company's net loss for the quarter ended February 29, 1996 was $(1,379,000), compared to the net income of $50,000 for the comparable quarter of fiscal year 1995. The Company's net loss was $(857,000) for the six months ended February 29, 1996, compared with net income of $489,000 for the same period of the prior fiscal year.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 76% for the quarter ended February 29, 1996, as compared to 71% for the quarter ended February 28, 1995 and were 71% and 69% for the first six months of fiscal years 1996 and 1995, respectively. The increase in production costs for the quarter and six months ended February 29, 1996 as compared with the same period in the prior year is due primarily to severance costs associated with the closure of the Company's Editel Chicago division and restructuring the Company's Editel NY division.

Depreciation, as a percentage of sales, was 9% and 12% for the quarters ended February 29, 1996 and February 28, 1995, respectively, and 8% and 11% for the first six months of the 1996 and 1995 fiscal years, respectively. The decrease in the quarter and six months ended February 29, 1996 compared to the same periods in the prior year is due to the reclassification of the net property and equipment of the Editel divisions to net assets held for sale at August 31, 1995. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the second quarter and initial six month period of fiscal 1996 based upon the method of depreciation which the Company has used in the past and which management has found to be reasonable and appropriate. The Editel Chicago division was closed in February 1996. The Company intends to operate the Editel NY and Los Angeles divisions until a sale or other disposition is consummated and to continue to monitor these assets held for sale on a quarterly basis since FASB Statement No. 121 requires that no further depreciation expense be taken with respect to assets held for sale.

Selling expenses for the quarters ended February 29, 1996 and February 28, 1995 were 3.2% and 3.6% of sales, respectively, and 3.1% and 3.6% for the six months ended February 29, 1996 and February 28, 1995, respectively. The decrease in both the quarter and six month periods ending February 29, 1996 as compared to the same periods in 1995 is primarily due to a decrease in the sales staff at the three Editel divisions.

General and administrative expenses, as a percentage of sales, for the quarters ended February 29, 1996 and February 28, 1995 were 12% and 10%, respectively, and 11% and 10% for the six months ended February 29, 1996 and February 28, 1995, respectively. The increases in both the quarter and six month periods ending February 29, 1996 as compared to the same periods in 1995 is due primarily to severance pay at the Editel Chicago and New York divisions.

Interest expense, as a percentage of sales, for the quarters ended February 29, 1996 and February 28, 1995 was 4.5% and 3.6%, respectively, and 4.1% and 3.5% for the six months ended February 29, 1996 and February 28, 1995. The increase in the quarter and six months ended February 29, 1996 as compared to the same periods in fiscal 1995 was due primarily to the financing obtained as a result of the GC & Co. acquisition in February 1995.

The Company did not accrue income taxes during the first six months of 1996 due to the year to date loss and the unavailability of any net operating loss carryback. The Company's effective tax rate was 47% for the first six months of fiscal 1995. The effective tax rate in 1995 exceeded the federal statutory rate of 34% due to state and local taxes.

PART II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

     (a) The Annual Meeting of Stockholders of the Company was held on February 14, 1996.

     (b) At the Annual Meeting, David Micciulla and Barry Knepper were elected as Directors for terms expiring in 1999. The term of office as a Director of Walter G. Arader, Philip S. Birsh, Herbert Bass and Alex Geisler continued after the meeting. John Hoffman had resigned as a Director prior to the Annual meeting of Stockholders of the Company.

     (c) The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes, as to the election of Directors, were as follows:

Nominee                  Total Votes For               Total Votes Withheld
- -------                  ---------------               --------------------
David Micciulla             2,299,609                        26,547

Barry Knepper               2,297,970                        27,986

There were no abstentions or broker non-votes for the election of Directors.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K.

          (1) Exhibit 3 (ii). By Laws. By-laws as amended by the Board of Directors of the Company on February 14, 1996.

          (2)  Exhibit 27.  Financial Data Schedule.

     (b) There were no reports filed on Form 8-K during the six month period ended February 29, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

     UNITEL VIDEO, INC.


     By:  /s/ DAVID MICCIULLA
          --------------------------
          David Micciulla
          President and Chief Executive Officer


     By:  /s/ BARRY KNEPPER
          --------------------------
          Barry Knepper
          Senior Vice President - Finance and Administration, Treasurer

Dated:    April 15, 1996