Form 10-Q
period 1996-05-31
UNITEL VIDEO INC/DE
filed 1996-07-15
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 1996
                               ------------
                                       OR

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

2,666,265 Common shares outstanding as of July 15, 1996
(Number of shares)                           (Date)

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                           QUARTER ENDED MAY 31, 1996


                                                                    Page
                                      INDEX                        Number

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    May 31, 1996  (Unaudited) and
                    August 31, 1995                                   3-4

                    Consolidated Statements of Operations
                    May 31, 1996  (Unaudited) and
                    May 31, 1995  (Unaudited)                         5

                    Consolidated Statements of Cash Flows
                    May 31, 1996   (Unaudited)
                    and May 31, 1995  (Unaudited)                    6-7

                    Notes to Consolidated Financial
                    Statements  (Unaudited)                         8-11

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                      12-14

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                 15

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           QUARTER ENDED MAY 31, 1996

Part 1.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 May 31, 1996  August 31, 1995
                                                 ------------  ---------------
                                                  (Unaudited)      (Note)
ASSETS

Current Assets:
    Cash                                        $    207,000    $   161,000
    Accounts receivable,
      less allowance for
      doubtful accounts of $687,000
      and $ 686,000                                9,409,000     12,700,000
    Other receivables                                308,000        362,000
    Prepaid income taxes                             451,000        567,000
    Prepaid expenses                                 725,000      1,340,000
    Net assets held for sale                       1,758,000          --
    Deferred tax asset                               760,000        760,000
                                                ------------    -----------
Total current assets                              13,618,000     15,890,000

Property and equipment - at cost
    Land, buildings
      and improvements                            19,446,000     13,541,000
    Video equipment                               98,188,000     78,145,000
     Automobiles                                      50,000         50,000
     Furniture and fixtures                        3,275,000      2,736,000
                                                ------------    -----------
                                                 120,959,000     94,472,000

Less accumulated depreciation                     71,117,000     59,981,000
                                                ------------    -----------
                                                  49,842,000     34,491,000

Net assets held for sale                               --        19,270,000
Deferred tax asset                                 1,824,000      1,745,000
Goodwill                                           1,893,000      1,997,000
Other assets                                       1,318,000        793,000
                                                ------------    -----------
                                                $ 68,495,000    $74,186,000
                                                ------------    -----------
                                                ------------    -----------

Note: The balance sheet at August 31, 1995 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                 May 31, 1996  August 31, 1995
                                                 ------------  ---------------
                                                  (Unaudited)      (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                            $  4,095,000    $ 7,339,000
    Accrued expenses                               1,590,000      1,620,000
    Payroll, benefits and related taxes            2,215,000      2,931,000
    Current maturities of long-term debt           8,688,000      5,492,000
    Current maturities of subordinated debt          417,000        104,000
    Current maturities of ESOP loan                  181,000        186,000
    Current maturities of capital lease
      obligations                                  1,817,000      1,685,000
                                                ------------    -----------
    Total current liabilities                     19,003,000     19,357,000

Deferred rent                                        407,000        864,000
Long-term debt, less current maturities           19,158,000     19,936,000
Subordinated debt, less current maturities         2,833,000      3,146,000
ESOP loan, less current maturities                    15,000        152,000
Long-term leases, less current maturities          6,067,000      7,064,000
Accrued retirement                                 1,264,000      1,141,000

Stockholders' equity:
    Common stock, par value
      $.01 per share
      Authorized 5,000,000 shares
      Issued 3,532,554 and 3,491,454 shares
        respectively, and outstanding
        2,666,265 and 2,625,165 shares
        respectively                                  26,000         26,000
Additional paid-in capital                        27,561,000     27,351,000
Retained earnings                                    385,000      3,532,000
Common stock held in treasury,
    at cost (866,289 shares)                      (7,974,000)    (7,974,000)
                                                ------------    -----------
                                                  19,998,000     22,935,000
Unearned employee benefit expense                   (250,000)      (409,000)
                                                ------------    -----------
    Total stockholders' equity                    19,748,000     22,526,000
                                                ------------    -----------
                                                 $68,495,000    $74,186,000
                                                ------------    -----------
                                                ------------    -----------

Note: The balance sheet at August 31, 1995 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended May 31,               Nine Months Ended May 31,
                                                        --------------------------               -------------------------
                                                         1996                1995                1996                1995
                                                         ----                ----                ----                ----

Sales                                                 $19,281,000         $20,831,000         $62,750,000         $62,645,000

Cost of sales:
     Production costs                                  13,910,000          14,797,000          44,897,000          43,829,000
     Depreciation                                       2,205,000           2,689,000           5,711,000           7,363,000
                                                      -----------         -----------         -----------         -----------
                                                       16,115,000          17,486,000          50,608,000          51,192,000
                                                      -----------         -----------         -----------         -----------

Gross profit                                            3,166,000           3,345,000          12,142,000          11,453,000

Operating expenses:
     Selling                                              496,000             711,000           1,832,000           2,196,000
     General and administrative                         2,429,000           2,490,000           7,416,000           6,747,000
     Interest                                             984,000             974,000           2,755,000           2,431,000
     Restructuring charge (Note 5)                      1,246,000             400,000           1,246,000             400,000
     Impairment charge                                    261,000                --             2,000,000               --
                                                      -----------         -----------         -----------         -----------
                                                        5,416,000           4,575,000          15,249,000          11,774,000
                                                      -----------         -----------         -----------         -----------

Earnings (loss) from operations                        (2,250,000)         (1,230,000)         (3,107,000)           (321,000)

Other income (loss)                                       (37,000)              --                (37,000)             14,000
                                                      -----------         -----------         -----------         -----------

Earnings (loss) before income taxes                    (2,287,000)         (1,230,000)         (3,144,000)           (307,000)

Income taxes                                                3,000            (432,000)              3,000               2,000
                                                      -----------         -----------         -----------         -----------

Net earnings (loss)                                   $(2,290,000)        $  (798,000)        $(3,147,000)       $   (309,000)
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------

Net earnings (loss) per common share                  $      (.88)        $      (.31)        $     (1.21)        $      (.12)
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------

Weighted average of common and
     common equivalent shares
     outstanding                                        2,611,000           2,591,000           2,591,000           2,579,000
                                                      -----------         -----------         -----------         -----------
                                                      -----------         -----------         -----------         -----------



See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                       -----------------
                                                 May 31, 1996   May 31, 1995
                                                 ------------   ------------

Cash Flows From Operating Activities:
    Net loss                                     $(3,147,000)   $  (309,000)
    Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
    Depreciation and amortization                  5,728,000      7,655,000
    Net gain on disposal of assets                   (17,000)      (292,000)
    Recognition of deferred gain                       --          (117,000)
    Amortization of deferred financing costs         174,000        297,000
    Deferred financing costs                        (585,000)         --
    Deferred rent                                   (457,000)      (121,000)
    Accrued retirement expense                       123,000        129,000
    Deferred income taxes                              --            52,000
    Impairment charge                              2,000,000          --
  Decrease (Increase) in:
    Accounts receivable                            3,290,000     (2,732,000)
    Allowance for doubtful accounts                    1,000        176,000
    Other receivables                                 54,000         30,000
    Prepaid expenses                                 615,000        596,000
    Prepaid taxes                                    116,000       (242,000)
    Other assets                                    (118,000)      (277,000)
    Deferred tax asset                               (79,000)         --
  Increase (Decrease) in:
     Accounts payable                             (3,244,000)    (1,679,000)
     Accrued expenses                                (30,000)       757,000
     Payroll and related taxes                      (716,000)       287,000
                                                 -----------    -----------
     Total adjustments                             6,855,000      4,519,000
                                                 -----------    -----------
         Net cash provided by operating
           activities                              3,708,000      4,210,000
Cash Flows From Investing
    Activities:
      Capital expenditures                        (6,340,000)    (3,340,000)
      Acquisition of GC & Co. assets                   --        (1,300,000)
      Proceeds from disposal of assets               898,000        314,000
                                                 -----------    -----------
         Net cash used in
           investing activities                   (5,442,000)    (4,326,000)

                                                         (Continued)

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)


                                                       Nine Months Ended
                                                       -----------------
                                                 May 31, 1996   May 31, 1995
                                                 ------------   ------------

Cash Flows From Financing Activities:
     Proceeds from long-term financing           $24,503,000     $3,497,000
     Proceeds from issuance of common stock          223,000         52,000
     Repayment of loan to ESOP                      (142,000)      (125,000)
     Repayment of note to Banta                        --          (500,000)
     Principal repayments                        (22,950,000)    (3,161,000)
     Release of ESOP quarterly shares                146,000        133,000
                                                 -----------     ----------
     Net cash provided (used) by
       financing activities                        1,780,000       (104,000)
                                                 -----------     ----------

Net Increase (Decrease) in Cash                       46,000       (220,000)

Cash Beginning of Year                               161,000      1,293,000
                                                 -----------     ----------

Cash End of Nine Months                          $   207,000     $1,073,000
                                                 -----------     ----------
                                                 -----------     ----------


Schedule of income taxes and
    interest paid:

        Income Taxes Paid                        $    77,000     $  157,000
        Interest Paid                              2,237,000      2,417,000
                                                 -----------     ----------

                                                 $ 2,314,000     $2,574,000
                                                 -----------     ----------
                                                 -----------     ----------


Supplemental schedule of non cash investing and financing activities:

Detail of acquisition of GC & Co.:

     Fair value of assets acquired                              $ 6,750,000
     Subordinated note to seller                                   (750,000)
     Capital lease obligation                                    (4,700,000)
                                                                -----------
     Net cash paid for acquisition                              $ 1,300,000
                                                                -----------
                                                                -----------

                 See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                         NINE MONTHS ENDED MAY 31, 1996
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 31, 1996, the consolidated statements of operations for the nine months and quarters ended May 31, 1996 and 1995, and the consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1995 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended May 31, 1996 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY

During the nine months ended May 31, 1996, stockholders' equity decreased due to:

Net loss                                                        $(3,147,000)
Reduction in unearned employee benefit expense                      159,000
Reduction in additional paid in capital resulting
     from the allocation of ESOP shares                             (13,000)
Purchase of stock under the Unitel Video Inc. Employee
      Stock Purchase Plan                                            49,000
Exercise of employee stock options                                  174,000
                                                                -----------
Total decrease in stockholders' equity                          $(2,778,000)
                                                                -----------
                                                                -----------

3.  PER SHARE DATA

Per share data for the quarter and nine months ended May 31, 1996 and 1995 is based on the weighted average number of common shares outstanding. In the quarter and nine months ended May 31, 1996, unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See Note 4).

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

The Plan's compensation expense was $147,018 and $49,006 for the nine months and quarter ended May 31, 1996, respectively. A summary of the Plan's shares as of May 31, 1996 is as follows:

          Allocated shares                                 75,095
          Shares released for allocation                   20,519
          Unreleased shares                                41,654
                                                         --------
                                                          137,268
                                                         --------
                                                         --------
          Fair value of unreleased shares
          at May 31, 1996                                $249,924
                                                         --------
                                                         --------

Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the nine months ended May 31, 1996, 41,654 shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net loss, and resulted in a decrease of approximately 1% on the net loss per share for the nine months and quarter ended May 31, 1996.

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

The Company has determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represent the Company's strength. As part of this strategy, the Company decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialize in the highly competitive commercial advertising portion of the video facilities industry. During the 1995 fiscal year, the three Editel divisions incurred a pretax loss of $3,682,000. As a result, the Company identified property, plant and equipment associated with these divisions, which after an impairment charge of $4,700,000 recorded as of August 31, 1995, had a carrying value of approximately $19,300,000 that it no longer needed for its current and future operations. During the fourth quarter of fiscal 1995, the Company committed to a plan to dispose of the Editel divisions and in the first quarter of fiscal 1996 began marketing these divisions to potential buyers. On February 22, 1996, the Company announced the closure of its Editel Chicago division and subsequently distributed the majority of that division's assets throughout the Company. The balance of the Editel Chicago division equipment was sold in an auction which was held in May 1996. In March 1996, the Company terminated the lease for its Editel Chicago division by making a lump sum payment to the landlord of $1,600,000. The restructuring charge of $1,246,000 recorded in the quarter ended May 31, 1996, reflects this payment less the reversal of $354,000 of accrued rent which would have been due under the terms of the lease. In May 1996, the Company reached an agreement in principle to sell the film-to-tape transfer business of its Editel New York division, which is the remaining operating department of this division, to a group of employees backed by a private investor. The Company has also distributed a portion of the Editel New York division assets throughout the Company and is currently seeking buyers for the division's remaining assets. Also in May 1996 after reevaluating the potential of Editel Los Angeles, the Company decided to retain and expand this division and, accordingly, discontinued seeking a buyer for this business.
Since the Company intends to sell the remaining assets of Editel New York in less than one year, these assets are classified on the balance sheet as short-term. At May 31, 1996, the Company estimated the revised value of these assets to be approximately $1,758,000. Accordingly, the Company recorded an impairment charge of approximately $2,000,000 in the first nine months of fiscal 1996 relating to the assets at all three Editel divisions. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the period such assets were held for sale based upon the depreciation method which the Company has used in the past and which management has found to be reasonable and appropriate. The Company intends to operate the film-to-tape transfer business of its Editel New York division until a sale or other disposition is consummated and to continue to monitor all assets held for sale on a quarterly basis since FASB Statement No. 121 requires that no further depreciation expense be taken with respect to assets held for sale.

In May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 for severance and early retirement expense. The $273,000 balance of the restructuring liability was paid out during the first six months of fiscal 1996.

6.   STOCK BASED COMPENSATION

The Company intends to continue to comply with the requirements of APB Opinion No. 25 for Stock based compensation recognition purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $6,340,000 during the nine months ended May 31, 1996, and consisted of the purchase of production, post production and video equipment for use primarily in the Company's Mobile, Unitel Hollywood and Windsor divisions.

Net cash provided by operating activities during the nine months ended May 31, 1996 was $3,708,000 and during the nine months ended May 31, 1995 was $4,210,000. Net cash provided by operating activities for the nine months ended May 31, 1996 was offset by $5,442,000 of cash used in investing activities, which consisted primarily of capital expenditures and was supplemented by net cash provided by financing activities of $1,780,000, resulting in a net increase in cash available of $46,000.

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

Additionally, In December 1995 the Company obtained from a bank a $4,000,000 mortgage on its property located on West 57th Street in New York City. The mortgage is payable in equal monthly installments of $22,000 through November 2002, with a final payment of $2,152,000 due on December 2002.

The proceeds of the $15 million term loan, the $4 million mortgage and $2.5 million drawn by the Company under the revolving credit facility were used in December 1995 to refinance the term loan ($8,577,000) and revolving credit facility ($9,975,000) and to repay the City of New York Industrial Revenue Bond obligation ($265,000), all then outstanding to the Company's bank lenders. The remaining $2,683,000 was used for closing costs and for payment of prior capital expenditures. The terms of the Company's new revolving credit and term loan agreement provide that the lender receive a first lien on all property, equipment and accounts receivable that are not encumbered by another lender. At May 31, 1996, $4,712,000 was outstanding under the revolving portion of the facility.

In May 1996, the Company announced that, due to increasing sales and profitability, it will retain and expand its Editel Los Angeles division. Additionally, the Company has reached an agreement in principle to sell its Editel New York film-to-tape transfer business and has merged Editel New York's editorial business into the Company's other New York divisions. These actions mark the completion of the restructuring announced in November 1995.

RESULTS OF OPERATIONS

Sales were $19,281,000 and $20,831,000 for the quarters ended May 31, 1996 and 1995, respectively. Sales were $62,750,000, and $62,645,000 for the nine months ended May 31, 1996 and 1995, respectively. The increase in sales in the nine month period ending May 31, 1996 was due primarily to the addition of three mobile units to the Company's fleet of seven from the acquisition by the Company in February 1995 of the business and assets of GC & Co. (formerly Greene Crowe & Company) a Burbank California based supplier of "on-location" services for the videotaping and live telecasting of concerts, cultural and other events.

The Company's net loss for the quarter ended May 31, 1996 was $2,290,000, compared to $798,000 for the comparable quarter of fiscal year 1995. The Company's net loss was $3,147,000 for the nine months ended May 31, 1996, compared with $309,000 for the same period of the prior fiscal year. The majority of the loss incurred in fiscal 1996 is attributable to costs related to the restructuring of the Editel New York division and the closure of the Editel Chicago division.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 72% for the quarter ended May 31, 1996, as compared to 71% for the quarter ended May 31, 1995 and were 72% and 70% for the first nine months of fiscal years 1996 and 1995, respectively. The increase in production costs for the quarter and nine months ended May 31, 1996 as compared with the same period in the prior year, is due primarily to severance costs associated with the closure of the Company's Editel Chicago division and restructuring of the Company's Editel New York division.

Depreciation, as a percentage of sales, was 11% and 13% for the quarters ended May 31, 1996 and 1995, respectively, and 9% and 12% for the first nine months of the 1996 and 1995 fiscal years, respectively. The decrease in the quarter and nine months ended May 31, 1996 compared to the same periods in the prior year is due to the reclassification of the net property and equipment of the Editel divisions to net assets held for sale at August 31, 1995. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the period such assets were held for sale in the third quarter and initial nine month period of fiscal 1996 based upon the method of depreciation which the Company has used in the past and which management has found to be reasonable and appropriate. The Editel Chicago division was closed in February 1996. The Company intends to operate the film-to-tape transfer business of its Editel New York division until a sale or other disposition is consummated and to continue to monitor all assets held for sale on a quarterly basis since FASB Statement No. 121 requires that no further depreciation expense be taken with respect to assets held for sale.

Selling expenses for the quarters ended May 31, 1996 and 1995 were 2.6% and 3.4% of sales, respectively, and 2.9% and 3.5% for the nine months ended May 31, 1996 and 1995, respectively. The decrease in both the quarter and nine month periods ending May 31, 1996 as compared to the same periods in 1995 is primarily due to a decrease in the sales staff at the Editel Chicago and Editel New York divisions.

General and administrative expenses, as a percentage of sales, for the quarters ended May 31, 1996 and 1995 were 12.6% and 12%, respectively, and 11.8% and 10.8% for the nine months ended May 31, 1996 and 1995, respectively. The increases in both the quarter and nine month periods ending May 31, 1996 as compared to the same periods in 1995 is due primarily to severance pay at the Editel Chicago and Editel New York divisions.

Interest expense, as a percentage of sales, for the quarters ended May 31, 1996 and 1995 was 5.1% and 4.7%, respectively, and 4.4% and 3.9% for the nine months ended May 31, 1996 and 1995. The increase in the quarter and nine months ended May 31, 1996 as compared to the same periods in fiscal 1995 was due primarily to the financing obtained in connection with the GC & Co. acquisition in February 1995.

The Company did not accrue income taxes during the first nine months of 1996 due to the year to date loss and the unavailability of any net operating loss carryback. The Company's effective tax rate was 47% for the first nine months of fiscal 1995. The effective tax rate in 1995 exceeded the federal statutory rate of 34% due to state and local taxes.

Part II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K.

          1.   Exhibit 27.    Financial Data Schedule.

     (b) There were no reports filed on Form 8-K during the nine month period ended May 31, 1996.


     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


     UNITEL VIDEO, INC.


      By: /s/ Barry Knepper
          -------------------
          Barry Knepper
          Chief Executive Officer


      By: /s/ George Horowitz
          -------------------
          George Horowitz
          Director of Finance

Dated:  July 15, 1996