Form 10-K
period 1996-08-31
UNITEL VIDEO INC/DE
filed 1996-11-27
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended     August 31, 1996
                         ----------------------------------------

                         OR

-------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                               --------------      --------------

Commission file number 1-8654
                       ------

                               UNITEL VIDEO, INC.
______________________________________________________________________
               (Exact name of registrant as specified in its charter)

          Delaware                           23-1713238
------------------------------     ------------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

555 West 57th Street, New York, New York       10019
----------------------------------------     ----------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone no., including area code:  (212) 265-3600
                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of Each Class                          on which registered
     -------------------                          -------------------
Common Stock, $.01 par value                      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                   ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).
                            ---

                           (Cover Page:  1 of 2 Pages)

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at November 22, 1996 was approximately $17,504,631.

There were 2,674,565 shares of Common Stock outstanding at November 22, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain portions of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders.

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

     The Company's services are provided at facilities located in New York City and Los Angeles and through the Company's Mobile division based in Pittsburgh. The Company's Mobile division provides "on-location" services, including technical personnel, for videotape recording and live telecasting of sports, entertainment, cultural and other events throughout North America.

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

     The Company's cost structure is such that depreciation, selling expenses and general and administrative expenses do not generally fluctuate from quarter to quarter during a fiscal year based on sales volume. Furthermore, a majority of production costs are fixed. Accordingly, relatively small variations in quarterly sales historically have resulted in disproportionately greater variations in net earnings. In part due to the foregoing, during fiscal years 1996, 1995 and 1994, the Company recognized a significantly greater proportion of net earnings in the first quarter as compared to the other quarters of the fiscal year. See Note K to Notes to Consolidated Financial Statements.

SERVICES

     STUDIO VIDEOTAPE RECORDING. The Company provides the studios, equipment and skilled technical personnel needed to record television programs, commercials and corporate and other videotape communications. The equipment provided by the Company includes color television cameras, videotape recorders, sound monitoring and mixing equipment and lighting equipment. The Company does not generally provide program direction or other artistic or non-technical production services, such as the preparation of scripts, the hiring of performers or the supplying of special props or scenery. The Company operates eight studios in New York City.

     Among the programs produced at the Company's studio facilities are "The Sally Jessy Raphael Show", "Inside Edition", "The Montel Williams Show", "The Rolonda Watts Show", "American Journal" and "The Gordon Elliot Show". Studio recording accounted for approximately 18%, 16% and 15% of the Company's revenues during the fiscal years ended August 31, 1996, 1995 and 1994, respectively.

     MOBILE VIDEOTAPE RECORDING AND LIVE TELECASTING. The Company's Mobile division provides videotape recording and live telecasting services "on-location" by transporting videotape and other related equipment in its mobile vehicles. These vehicles have been designed to serve as the production control center for events in sports arenas, concert halls, theaters and other locations. The Company also arranges for the skilled technical personnel required to perform these services. The Company's ten mobile vehicles are equipped to travel on a continuous basis throughout North America and can be maintained in the field. The Company's Mobile division accounted for approximately 27%, 21% and 19% of the Company's revenues during the fiscal years ended August 31, 1996, 1995 and 1994, respectively. Some of the events handled by the Company's mobile production units include "Live from the Met", "Live from Lincoln Center", "The Grammy Awards", "The Emmy Awards", "The Academy Awards", major golf and tennis tournaments, broadcast of Pittsburgh Pirates, Montreal Expos and Toronto Blue Jays major league baseball games, Major League Baseball's Allstar game, the international broadcast of the "Super Bowl," the 1996 Summer Olympics and the 1996 Democratic and Republican National Conventions.

     FILM TO VIDEOTAPE TRANSFER. The Company provides the facilities and technical personnel for transferring 16mm and 35mm motion picture positive and negative film and slides to videotape. Through the use of computers, the color of the picture may be corrected, altered or enhanced frame by frame to meet client needs. Film to videotape transfer accounted for approximately 10%, 9% and 9% of the Company's revenues during the fiscal years ended August 31, 1996, 1995 and 1994, respectively. The Company has performed this service for major theatrical motion pictures such as "The Ghost and the Darkness", "Heat", "Casino", and "City Hall", and television programs such as "Star Trek:Voyager", "Star Trek: Deep Space Nine", "Murder She Wrote", and "The Simpsons".

     EDITING. The Company provides editing equipment and skilled personnel required to perform the editing, special optical and audio effects, titling and other technical work necessary to produce a master videotape suitable for broadcast, cablecast, duplication or other distribution. Using computer-controlled electronic editing equipment, video and audio tape recorders and special effects and titling equipment, videotape recorded by the Company or others is processed into a finished product. Additionally, the Company provides creative editorial and editorial supervision through the post production process and consultative storyboard services directly to production companies and advertising agencies. Editing accounted for approximately 30%, 35% and 37% of the Company's revenues during the fiscal years ended August 31, 1996, 1995 and 1994, respectively. Among the programs edited at the Company's facilities are "Star Trek:Voyager", "Star Trek: Deep Space Nine", "Cybill", and "The Nanny".

     COMPUTER GRAPHICS. The Company offers creative consultation, technical assistance and full-service facilities for the creation of computer-generated graphics, special effects and animation in the digital format in both 2-D and 3-
D. These services accounted for approximately 8%, 9% and 10% of the Company's revenues during the fiscal years ended August 31, 1996, 1995 and 1994, respectively. The Company's projects in this area include various commercials for Toyota, Sears and Nike.

     VIDEOTAPE DUPLICATION. The Company furnishes videotape duplication services in all formats, including formats available for broadcast and cablecast in the United States as well as the multiple formats used abroad. Duplication services accounted for approximately 4%, 4% and 5% of the Company's revenues during the fiscal years ended August 31, 1996, 1995 and 1994, respectively.

     INTERACTIVE MULTIMEDIA PRODUCTION. The Company designs and produces custom internet websites, CD-ROM, CD-I, videodisc and networked multimedia presentations for clients in the publishing, financial services, pharmaceutical, entertainment, advertising, retail, telecommunications and utility industries. Extensive use of other Company resources are integrated into these productions, including video compression, digital to video transfers, 3-D computer graphic creation and studio and location recording. The Company also provides MPEG services for Softkey, Sony Interactive, Grey Advertising and Muffinhead. Interactive multimedia production accounted for approximately 1% of the Company's revenues during each of the fiscal years ended August 31, 1996, 1995 and 1994.

MARKETING

     The Company markets its services principally to cable television program suppliers, independent producers, national television networks, local television stations, motion picture studios, advertising agencies, and program syndicators and distributors through the direct efforts of its internal sales personnel and through advertising in certain trade publications. The Company has no material patents. The Company markets its services through the use of the Unitel, Editel and Windsor names.

     Customers for editing services, film-to-tape transfer, computer graphics and videotape recording of television commercials generally make arrangements for the Company's services without significant advance notice, on a project or job-by-job basis. Customers for studio and "on-location" videotape recording or live telecasting of programs generally make arrangements longer in advance of the time when the facilities and services are required. The Company has entered into arrangements with several customers for periods ranging up to three years to provide editing, mobile videotape recording and/or studio videotape recording services. No customer accounted for more than 10% of the Company's total sales for the fiscal years ended August 31, 1996, 1995 and 1994.

COMPETITION

     The video services industry is highly competitive. Certain videotape service businesses (both independent companies and divisions of diversified companies) provide most of the same services provided by the Company, while others specialize in one or several of these services. Editing and videotape recording services are also subject to competition from the film industry.
While the Company does not perform any services directly on film it does provide services for the motion picture industry including film to videotape transfer, film in film out and special high resolution digital effects work on feature films.

     Many competitors of the Company, some with greater financial resources, are located in the New York City and the Los Angeles areas, the principal markets for the Company's services other than "on-location" video services. "On-location" video services provided by the Company compete on a nationwide basis with companies located throughout North America.

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

EMPLOYEES

     At August 31, 1996, the Company had 355 full-time employees. The Company's Unitel New York division post-production personnel (23 employees) are members of the National Association of Broadcast Employees and Technicians, AFL-CIO, under a contract with the Company which expires in April 1997. The technical personnel of the Company's Editel Los Angeles division (47 employees) are represented by the International Alliance of Theatrical Stage Employees, under a contract which expires in November 1997. The technical personnel of the Company's Mobile division (39 employees) are represented by the International Brotherhood of Electrical Workers, under a contract which expires in August 1997.

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

     Based on the Company's decision to sell the Editel divisions, the Company recorded an impairment charge of approximately $2,000,000 in fiscal 1996 relating to the assets at all three Editel divisions. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the period such assets were held for sale based upon the depreciation method which the Company has used in the past and which management has found to be reasonable and appropriate.

     On February 22, 1996, the Company announced the closure of its Editel Chicago division and subsequently distributed the majority of that division's assets throughout the Company. The balance of the Editel Chicago division equipment was sold in an auction which was held in May 1996. In March 1996, the Company terminated the lease for its Editel Chicago division by making a lump sum payment to the landlord of $1,600,000. The restructuring charge of $1,246,000 recorded in the quarter ended May 31, 1996, reflects this payment less the reversal of $354,000 of accrued rent which would have been due under the terms of the lease. Previously, in May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 for severance and early retirement expense.

     During the months of March through May 1996, the editorial and computer graphics departments of the Editel New York division were closed. In May 1996, the Company reached an agreement in principle to sell the film-to-tape transfer business of Editel New York, which was the remaining operating department, to a group of employees backed by a private investor. The Company operated the film-to-tape transfer business through August 31, 1996, at which time discussions with the employee led group were terminated and the business was closed. During the negotiations, the majority of the editorial and computer graphics assets were distributed throughout the Company. At August 31, 1996, the Company estimated the revised value of the remaining assets held for sale to be approximately $1,587,000 and classified them on the balance sheet as short-term. In November 1996, the Company sold the majority of those assets to an unrelated third party for $1,400,000. The balance of the assets will be redeployed throughout the Company or disposed of through an auction. Proceeds from the sale of assets are used by the Company to repay outstanding debt.

     Also in May 1996, after reevaluating the potential of the Editel Los Angeles division, the Company decided to retain and expand this division and, accordingly, discontinued seeking a buyer for this business.

ITEM 2.   PROPERTIES.

     The following table sets forth, as of August 31, 1996, certain information concerning the Company's facilities. The lease expiration dates exclude option extension periods which exist in certain leases.

                                                                                               Lease
                          Approximate                                                            Expiration
Location                  Square Feet           Primary Use                                    Date
----------------------------------------------------------------------------------------------------------
515 West 57 Street            40,000            Television studios and post-                   Owned
New York, New York                              production facilities.

508-510 West 57 Street        15,000            Television studio and                          March 1999
New York, New York                              support space.

841 Ninth Avenue              21,000            Television studio and                          August 2003
New York, New York                              support space.

503 West 33 Street             8,000            Television studio and                          April 2001
New York, New York                              support space.

402 East 76 Street            30,000            Television studio and                          June 1998
New York, New York                              support space.

8 West 38 Street              20,000            Post-production,                               March 2001
New York, New York                              administrative offices
                                                and production offices.

222 East 44 Street            43,000            Former Editel NY                               Dec. 1999
New York, New York                              facility subleased to
                                                third parties.

433-435 West 53 Street        14,000            Television studio and                          Owned
New York, New York                              support space.

4100 Steubenville Pike        18,000            Mobile production                              Sept. 1997
Pittsburgh, Pennsylvania                        headquarters and garage.

729 North Highland            26,000            Post-production,                               Owned
Los Angeles, California                         film-to-tape transfer and
                                                computer graphics facilities,
                                                and administrative offices.

3330 Cahuenga Blvd. W.        15,000            Post-production, film-                         Dec. 1998
Los Angeles, California                         to-tape transfer and
                                                administrative offices.

3330 Cahuenga Blvd. W.        15,000            Office space                                   June 1997
Los Angeles, California

1101 Isabel Street            15,000            Mobile field shop and                          Month to
Burbank, California                             garage.                                        Month

555 West 57th Street           3,000            Office space                                   Dec. 2000
New York, New York

423 West 55th Street          21,000            Office Space                                   Aug. 1999
New York, New York

     All of the Company's facilities are well maintained structures, in good physical condition and are adequate to meet the Company's current and reasonably foreseeable needs.


ITEM 3.   LEGAL PROCEEDINGS.

     (a) There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

     (b) No material pending legal proceeding was terminated during the fourth quarter of the Company's fiscal year ended August 31, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                   Officer
Name                Age            Since          Positions with the Company
----------------------------------------------------------------------------

Barry Knepper       46             1982           President, Chief
Executive                                         Officer and Director

Richard L. Clouser  56             1982           Senior Vice President -
                                                  Corporate, President of
                                                  the Mobile Division and
                                                  Director

Karen Ceil Lapidus  37             1994           Vice President, General
                                                  Counsel and Secretary

Mark Miller         48             1995           President of the Unitel
                                                  Hollywood Division

Jill Debin Cohen    44             1995           President of the Unitel NY
                                                  Post Division

Albert Walton       51             1995           President of the Editel
                                                  Los Angeles Division

Tom Eyring          44             1995           Chief Technology Officer

Edwin Levine        57             1996           President of the Unitel NY
                                                  Studios Division

George C. Horowitz  44             1996           Chief Financial Officer

     CERTAIN INFORMATION CONCERNING THE EXECUTIVE OFFICERS OF THE COMPANY


Mr. Knepper has been President and CEO of the Company since April 1996.   He was
Senior Vice President-Finance and Administration and Director since May 1995, Chief Financial Officer of the Company since 1982 and has served as its Treasurer since 1983.

Mr. Clouser has been President of the Mobile division of the Company since 1982, Senior Vice President-Corporate since April 1996 and a Director since
October 1996.

Ms. Lapidus has been General Counsel and Secretary of the Company since 1994 and a Vice President since 1996.

Mr. Miller has been President of the Unitel Hollywood division since April 1995. From 1990 through April 1995 he was Vice President of Engineering and Operations of the Unitel Hollywood division. From 1984 through 1990 he was Vice President of Engineering of the Unitel Hollywood division.

Ms. Debin Cohen has been President of the Unitel NY Post division since August 1996. From June 1995 to August 1996 she was President of the Windsor Video division which became a part of the Unitel NY Post division in August 1996. From November 1993 to June 1995 she was the Vice President/General Manager of the Windsor Video division. Ms. Debin Cohen was the Vice President of Operations for the Editel New York division from 1988 through November 1993.

Mr. Walton has been President of the Editel Los Angeles division since July 1995. From May 1994 through July 1995 he was the Director of New Business Development for the Editel Los Angeles division. He served as Vice President of CIS from 1988 through 1994, a Hollywood based specialized visual effects company.

Mr. Eyring has been Chief Technology Officer since June 1995. From 1991 to June 1995 he was Vice President of Engineering of the Editel New York division and from 1982 through 1991 he was Director of Engineering Services for the Editel New York division.

Mr. Levine has been President of the Unitel NY Studios division since August 1996. From June 1975 to August 1996, he was Vice President of Technical Operations for the Unitel NY division of the Company.

Mr. Horowitz has been Chief Financial Officer of the Company since April 1996. From May of 1993 through June of 1996 he was Director of Finance for the Company.

The term of office of each executive director of the Company expires as specified by the Board of Directors of the Company and when his or her respective successor is elected and has qualified.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the American Stock Exchange under the symbol UNV. The following table sets forth, for fiscal years 1996 and 1995, the high and low sales prices of the Common Stock as furnished by the American Stock Exchange:

Fiscal Year 1996:                             Low            High
                                              ---            ----
     First Quarter.......................    4 7/8          6 13/16
     Second Quarter......................    5 1/8          8
     Third Quarter.......................    4 7/8          7 3/8
     Fourth Quarter......................    5 1/4          6 1/4

Fiscal Year 1995:                             Low            High
                                              ---            ----
     First Quarter.......................    4 7/8          6 1/2
     Second Quarter......................    4 7/8          7 3/4
     Third Quarter.......................    5 7/8          7 1/2
     Fourth Quarter......................    5 3/4          8 1/2


     As of November 22, 1996 there were approximately 382 holders of the Company's Common Stock.

     Since its inception in 1969, the Company has not declared or paid cash dividends on its Common Stock, and it does not anticipate declaring or paying cash dividends in the foreseeable future. The declaration, payment and amount of future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In connection with its financing arrangements, the Company is subject to certain restrictions which prohibit the payment of cash dividends. (See Note B to Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations).



Item 6.   Selected Financial Data
-------
                                            1996                   1995                1994                 1993            1992(b)
                                     ----------------------------------------------------------------------------------------------
OPERATIONS:
   Sales                             $79,287,000            $83,285,000         $80,498,000          $79,390,000       $63,000,000
   Cost of sales (c)                 $65,501,000            $69,219,000         $64,391,000          $62,418,000       $48,382,000
   Interest expense, net             $ 3,686,000            $ 3,649,000         $ 2,388,000          $ 2,815,000       $ 2,072,000
   Earnings(loss)before
        income taxes                 $(5,084,000)           $(9,341,000)        $ 1,519,000          $   924,000       $ 3,097,000
   Net earnings(loss)(a)             $(5,124,000)           $(6,547,000)        $   859,000          $   711,000       $ 1,728,000

FINANCIAL POSITION:
   Total assets                      $67,618,000            $74,186,000         $73,245,000          $69,052,000       $62,269,000
   Working capital
   (deficiency)                      $(8,356,000)(e)        $(3,467,000)(e)     $(8,055,000)(d)      $  (705,000)      $ 2,577,000
   Current ratio                       .60 to 1 (e)            .82 to 1(e)        .64 to 1 (d)          .95 to 1         1.22 to 1
   Property & equipment-net          $50,466,000(f)         $34,491,000(f)      $55,425,000          $51,166,000       $43,679,000
   Long-term debt, less
     current maturities              $19,706,000            $19,936,000         $14,142,000(d)       $21,835,000       $27,904,000
   Stockholders' equity              $17,810,000            $22,526,000         $28,828,000          $27,673,000       $17,727,000

DATA PER COMMON SHARE:
   Net earnings(loss)per
   common share                      $     (1.96)           $     (2.53)        $       .33          $       .30       $      1.07

Weighted average number of
   common and common equivalent
   shares outstanding                  2,613,000              2,582,000           2,617,000            2,066,000         1,580,000




(a) Federal and state tax credits of approximately $15,000 in 1996, $28,000 in 1995, $58,000 in 1994, $30,000 in 1993 and $211,000 in 1992 have been applied as a reduction of the provision for income taxes.

(b) Includes the results of Editel-New York, Chicago and Los Angeles since March 1, 1992.

(c) Gain on sale or disposal of equipment and amortization of goodwill have been reclassified to depreciation expense to conform with fiscal 1994, 1995 and 1996 presentation. (See Note H to Notes to Consolidated Financial Statements).

(d) The revolving credit portion of the long-term debt which expired in May 1995, was included in current liabilities. In December 1995, the Company refinanced its revolving credit and term loans outstanding with its bank lenders.

(e) The working capital deficiency is primarily due to the inclusion of $3,750,000 in 1995 and $6,588,000 in 1996 of Term Loan B in current liabilities.

(f) The decrease in property and equipment is due to the reclassification of the Editel divisions' net assets to assets held for sale, a separate line in the long-term asset section of the balance sheet. In 1996 the Company decided to retain its Editel Los Angeles division and also redeployed the majority of the assets of the Editel New York and Editel Chicago divisions throughout the Company. These assets were no longer considered assets held for sale and were reclassified to property and equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $9,134,000 during fiscal 1996 as compared to $9,738,000 (exclusive of the acquisition of GC & Co.) and $15,002,000 during fiscal years 1995 and 1994, respectively. Expenditures made during fiscal 1996 were for equipment used in the production, post production and computer graphics service areas throughout the Company.

     The net change in cash in the fiscal years ended August 31, 1996, 1995 and 1994 was $31,000, $(1,132,000) and $285,000, respectively. The net cash increase in fiscal 1996 was the result of net cash provided by operating activities of $7,130,000 and financing activities of $884,000 which was offset by $7,983,000 related to investing activities. For the year ended 1996, the large reduction in accounts receivables and payables was primarily due to the closing of the Company's Editel Chicago and Editel New York divisions. The increase in deferred financing costs and the majority of the net cash provided by financing activities are due to the refinancing of the Company's debt in December of 1995. The majority of the proceeds generated from the disposal of assets are related to the closure of the Editel Chicago and Editel New York divisions. The decrease in fiscal 1995 was the result of cash provided by operating activities of $8,134,000 and financing activities of $1,420,000 less cash used in investing activities of $10,686,000. The net cash decrease in fiscal 1995 was primarily due to the Company's fixed asset expenditures for the year exceeding the cash generated by operations. The increase in fiscal 1994 was the result of cash provided by operating activities of $11,116,000 and financing activities of $2,480,000 in excess of cash used in investing activities of $13,311,000. The net cash increase in fiscal 1994 is primarily due to the cash generated by the Company's operations and net loan proceeds exceeding the net cash used to purchase capital assets.

     In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans. Term loan A is payable in 59 monthly principal payments of $89,000 through November 2000 and a payment of $2,249,000 at December 2000. Term loan B is repayable from the proceeds of sales of fixed assets. As of August 31, 1996 $912,000, has been repaid leaving a balance of $6,588,000 for term loan B. Subsequent to the fiscal year end, the Company repaid an additional $1,943,000 from asset sales, leaving a balance of $4,645,000 related to this portion of the term loan as of November 25, 1996. The remaining balance of term loan B is due in full on December 31, 1996.

     Additionally, in December 1995, the Company obtained from a bank a $4,000,000 mortgage on its property located on West 57th Street in New York City. The mortgage is payable in equal monthly installments of $22,000 through November 2002, with a final payment of $2,152,000 due in December 2002.

     The proceeds of the $15 million term loan, the $4 million mortgage and $2.5 million drawn by the Company under the revolving credit facility were used to refinance the term loan ($8,577,000) and revolving credit facility ($9,975,000) and to repay the City of New York Industrial Revenue Bond obligation ($265,000) all then outstanding to the Company's bank lenders. The remaining $2,683,000 was used for closing costs and for payment of prior capital expenditures. The terms of the Company's new revolving credit and term loan agreement provide that the lender receive a first lien on all property, equipment and accounts receivable that are not encumbered by another lender. At August 31, 1996, $5,706,000 was outstanding under the revolving portion of the credit facility.

     See Note B to Notes to Consolidated Financial Statements with respect to compliance with certain financial covenants.

     In February 1995, the Company purchased the business and assets of GC & Co. (formerly known as Greene, Crowe & Company), a Burbank, California based supplier of "on-location" services for the videotaping and live telecasting of concerts, cultural and other events, including the " The Academy Awards", the "The Grammy Awards" and "The American Music Awards". The purchase price was $6,750,000, consisting of $6,000,000 in cash and $750,000 of convertible subordinated promissory notes. The notes bear interest at 1% over prime and are due in full in August 1997 and are also convertible into the Company's common stock at $10.00 per share. The cash portion of the purchase price was financed by a $4,700,000 five year capital lease with a fixed rate of interest of 8.2%, payable in sixty equal monthly payments of principal and interest of $82,000 and a balloon payment at the end of the lease period of $940,000. Additionally, the Company obtained a $1,800,000 loan with a fixed interest rate of 9.3% payable in sixty equal monthly payments of principal and interest of $33,000 and a balloon payment at the end of the five year period of $360,000. The $500,000 available to the Company from these two financings after the payment of the cash portion of the GC & Co. acquisition price was used to repay a $500,000 note payable to Banta Corporation from the purchase of the Editel Los Angeles building.

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

RESULTS OF OPERATIONS

     Sales were $79,287,000, $83,285,000 and $80,498,000 for the fiscal years ended August 31, 1996, 1995 and 1994, respectively. The sales decrease of $3,998,000 was primarily due to the closing of the Company's Editel Chicago division in February of 1996 and the restructuring during the year and subsequent closure of the Company's Editel New York division. Sales increased by approximately $4,000,000, in the aggregate, at the Company's other divisions, but was offset by a reduction in sales of $8,000,000 at the Editel Chicago and Editel New York divisions. The fiscal year 1995 sales increase of $2,787,000 was primarily due to revenues generated by the Company's studio production and mobile facilities as a result of the addition of a studio in New York City and the acquisition of the GC & Co. mobile units which was offset by declines in sales at the Company's Editel divisions. In fiscal year 1994, sales increased $1,108,000 which was primarily due to a higher demand for the Company's mobile services. Sales remained flat for the Company's Editel-Chicago and both Los Angeles divisions due to severe price competition in these markets.

     The Company recorded net losses of $5,124,000 and $6,547,000 in the fiscal years ended August 31, 1996 and 1995 and net income of $859,000 in fiscal 1994. The net loss of $5,124,000 incurred in fiscal 1996 is attributable to costs relating to the closure of the Company's Editel New York and Editel Chicago divisions and the operating costs of running these divisions until they were closed. The net loss of $6,547,000 incurred in fiscal 1995 is due primarily to the pretax charge of $7,681,000 taken for the impairment of assets of the Editel New York, Editel Chicago, Editel Los Angeles and Windsor Video divisions and the pretax charge of $400,000 for the restructuring of the Editel Chicago division.

     Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 72.7%, 71.1% and 68.4%, for the fiscal years ended August 31, 1996, 1995 and 1994, respectively. The increase in production costs as a percent of sales in fiscal 1996 is due to the decrease in sales and incremental severance costs associated with the closure of the Company's Editel New York and Editel Chicago divisions. During 1996, the Company implemented a program to reduce production costs by closing unprofitable divisions and streamlining operations wherever possible. The increase in production costs for fiscal 1995 as compared with the prior years, is due primarily to an increase in studio and mobile production revenues which incur variable expenses at a higher rate than the Company's other services.
Production costs increased as a percentage of sales in fiscal 1994 because production costs increased during that year while sales remained flat with the prior year. Since most of the Company's costs are fixed and a large portion of the costs are subject to price increases, flat sales from year to year result in production costs which are an increased percentage of sales. This same dynamic applies for both selling expenses and general and administrative expenses.

     Depreciation, as a percentage of sales, was 9.9%, 12.1% and 11.5% in fiscal 1996, 1995 and 1994, respectively. Depreciation expense decreased in fiscal 1996 due to the reclassification of the net property and equipment of the Editel divisions to net assets held for sale at August 31, 1995. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the period such assets were held for sale in fiscal 1996 based upon the method of depreciation which the Company has used in the past and which management has found to be reasonable and appropriate.

The Editel Chicago division was closed in February 1996 and the Editel New York division was closed in August 1996. Depreciation expense increased in 1995 as a result of the $4,750,000 equipment portion of the GC & Co. acquisition and capital expenditures made during the year totaling $9,738,000. Depreciation expense increased as a percentage of sales in 1994 due to the purchase of $15,002,000 in fixed assets during the year. Depreciation expense, during fiscal 1996 included loss on disposal of assets of $58,000. Depreciation was offset by a gain on disposal of assets of $352,000 and $817,000 in fiscal 1995 and 1994 respectively. Had the gain on disposal of assets been excluded from depreciation expense, depreciation as a percentage of sales for 1995 and 1994 would have been 12.5%.

     Selling expenses, as a percentage of sales, during fiscal years 1996, 1995 and 1994 were 2.9%, 3.4% and 3.5%, respectively. The decrease in selling expenses during fiscal 1996 is primarily due to a decrease in the sales staff at the Editel Chicago and Editel New York divisions. In 1995 and 1994, selling expenses as a percentage of sales decreased due to significant cost reductions which became effective in 1993.

     General and administrative expenses as a percentage of sales during fiscal years 1996, 1995 and 1994 were 12.2%, 10.6% and 11.8%, respectively. The increase in general and administrative costs in fiscal 1996 is due primarily to severance pay at the Editel Chicago and Editel New York divisions. Cost reductions put into effect in 1994, including the addition of in-house counsel and a resulting reduction in professional fee expense, were reflected in fiscal years 1995 and 1994 by a decrease of approximately 1% from each of the prior years.

     Interest expense, as a percentage of sales, during fiscal years 1996, 1995, and 1994 was 4.6%, 4.4% and 3.0%, respectively. Although interest expense increased slightly in 1996, the percent to sales increase to 4.6% in 1996 versus 4.4% in 1995 is due to lower sales in the current fiscal year. The increase in interest expense in fiscal 1995 was due to additional interest incurred relating to the mortgage financings for the Editel Los Angeles building purchased by the Company in June 1994 and financing obtained for the acquisition of GC & Co. in February 1995. During fiscal 1995 the Company wrote off $214,000 of deferred financing costs related to its bank debt which was refinanced in December 1995. Additionally, interest rates were significantly higher in 1995 as compared with the prior year resulting in higher interest payments on the floating rate portion of the Company's debt. The decrease in interest expense in 1994 is due to the renegotiation of the rate payable on the Company's indebtedness to its primary bank lenders, a reduction in the amortization of deferred financing costs charged to interest expense and the capitalization of approximately $300,000 of interest relating to construction on the Editel Los Angeles and 53rd Street, New York City locations.

     The Company's effective tax rates were (1%), (30%) and 43.4% in fiscal years 1996, 1995 and 1994, respectively. The 1996 effective tax rate reflects the current year net operating loss for which no tax benefit was provided. The effective tax rate in 1995 differs from prior years primarily due to the impact of the nondeductible goodwill write off and the impairment of assets charge. (See Note F to Notes to Consolidated Financial Statements.) During fiscal 1994, the effective rate exceeded the Federal statutory rate of 34.0% due to state and local income taxes, and the effect of certain non-deductible expenses.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         UNITEL VIDEO, INC.


               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                            PAGE

REPORT OF GRANT THORNTON LLP INDEPENDENT ACCOUNTANTS.........18

CONSOLIDATED FINANCIAL STATEMENTS:
     BALANCE SHEETS - AUGUST 31, 1996 AND 1995.............  19-20
     STATEMENTS OF OPERATIONS - YEARS ENDED
          AUGUST 31, 1996, 1995 AND 1994..................   21
     STATEMENT OF STOCKHOLDERS' EQUITY - YEARS ENDED
          AUGUST 31, 1996, 1995 AND 1994...................  22
     STATEMENTS OF CASH FLOWS - YEARS ENDED
          AUGUST 31, 1996, 1995 AND 1994...................  23-25
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............  26-37

SUPPLEMENTARY FINANCIAL SCHEDULE...........................  44


     Selected Quarterly Financial Data is set forth in Note K to Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Unitel Video, Inc.



We have audited the accompanying consolidated balance sheets of Unitel Video, Inc. (a Delaware corporation) at August 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitel Video, Inc. as of August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note J to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during fiscal 1995.

We have also audited Schedule II of Unitel Video, Inc. for each of the three years in the period ended August 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/GRANT THORNTON LLP
-----------------------------------

New York, New York
November 19, 1996

                               UNITEL VIDEO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                             August 31,


ASSETS                                  1996              1995

Current assets:
  Cash                                      $   192,000        $    161,000
  Accounts receivable, less
   allowance for doubtful accounts
   of $712,000 in 1996 and
   $686,000 in 1995                           8,701,000          12,700,000
  Other receivables                             333,000             362,000
  Prepaid income taxes                          142,000             567,000
  Prepaid expenses                              735,000           1,340,000
  Net assets held for sale                    1,587,000                  --
  Deferred tax asset                            844,000             760,000
                                             ----------          ----------
   Total current assets                      12,534,000          15,890,000


  Property and equipment - at cost
   Land, buildings and
   improvements                              19,915,000          13,541,000
   Video equipment                           97,023,000          78,145,000
   Automobiles                                       --              50,000
   Furniture and fixtures                     3,502,000           2,736,000
                                             ----------          ----------
                                            120,440,000          94,472,000

   Less accumulated depreciation
     and amortization                        69,974,000          59,981,000
                                             ----------          ----------
                                             50,466,000          34,491,000

  Net assets held for sale                           --          19,270,000

  Deferred tax asset                          1,625,000           1,745,000
  Goodwill                                    1,859,000           1,997,000
  Other assets                                1,134,000             793,000
                                             ----------          ----------
                                            $67,618,000         $74,186,000
                                             ----------          ----------
                                             ----------          ----------


                             See accompanying notes.

                               UNITEL VIDEO, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                            August 31,

LIABILITIES AND STOCKHOLDERS' EQUITY          1996                  1995
------------------------------------          ----                  ----

Current liabilities:
  Accounts payable                         $  4,967,000         $ 7,339,000
  Accrued expenses                            1,450,000           1,620,000
  Payroll and related taxes                   2,947,000           2,931,000
  Current maturities of long-term
     debt                                     8,362,000           5,492,000
  Current maturities of subordinated debt     1,166,000             104,000
  Current maturities of ESOP loan               166,000             186,000
  Current maturities of capital lease
    obligations                               1,832,000           1,685,000
                                            -----------        ------------
Total current liabilities                    20,890,000          19,357,000

Deferred rent                                   325,000             864,000
Long-term debt, less current maturities      19,706,000          19,936,000
Subordinated debt, less current
   maturities                                 1,979,000           3,146,000
ESOP loan, less current maturities                   --             152,000
Long-term leases, less current
   maturities                                 5,604,000           7,064,000
Accrued retirement                            1,304,000           1,141,000

Stockholders' equity:
  Common stock, par value $.01 per
   share:
    Authorized-5,000,000 shares
    Issued-3,532,554 shares in 1996
     and 3,491,454 shares in 1995,
     and outstanding 2,666,265 shares
     in 1996 and 2,625,165 shares in
     1995                                        26,000              26,000
Additional paid-in capital                   27,545,000          27,351,000
Accumulated deficit/Retained earnings        (1,592,000)          3,532,000
Common stock held in treasury, at cost
   (866,289 shares in 1996 and 1995)         (7,974,000)         (7,974,000)
                                           ------------        ------------
                                             18,005,000          22,935,000
Unearned employee benefit expense              (195,000)           (409,000)
                                           ------------        ------------
Total stockholders' equity                   17,810,000          22,526,000
                                           ------------        ------------
                                           $ 67,618,000         $74,186,000
                                           ------------        ------------
                                           ------------        ------------

                             See accompanying notes.

                               UNITEL VIDEO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended August 31,
                                  1996               1995                1994
                                  ----               ----                ----

Sales                        $79,287,000         $83,285,000         $80,498,000
                            ------------        ------------        ------------

Cost of sales:
  Production costs            57,661,000          59,174,000          55,097,000
  Depreciation and
    amortization               7,840,000          10,045,000           9,294,000
                            ------------        ------------        ------------
                              65,501,000          69,219,000          64,391,000
                            ------------        ------------        ------------
Gross profit                  13,786,000          14,066,000          16,107,000

Operating expenses:
  Selling                      2,275,000           2,843,000           2,852,000
  General and
   administrative              9,690,000           8,832,000           9,512,000
  Interest                     3,686,000           3,649,000           2,388,000
  Restructuring charge         1,246,000             400,000                  --
  Impairment charge            2,000,000           7,681,000                  --
                            ------------        ------------        ------------
                              18,897,000          23,405,000          14,752,000
                            ------------        ------------        ------------

Earnings(loss)from
   operations                 (5,111,000)         (9,339,000)          1,355,000

Other income (loss)               27,000              (2,000)            164,000
                            ------------        ------------        ------------
Earnings(loss)before
  income taxes                (5,084,000)         (9,341,000)          1,519,000
Income taxes (benefit)            40,000          (2,794,000)            660,000
Net earnings (loss)         ------------        ------------        ------------
  applicable to common
  stock                     $ (5,124,000)        $(6,547,000)        $   859,000
                            ------------        ------------        ------------
                            ------------        ------------        ------------

Net earnings (loss)
  per common share         $      (1.96)        $     (2.53)         $       .33
                           -------------        ------------         -----------
                           -------------        ------------         -----------


Weighted average number
 of common and common
 equivalent shares
 outstanding                   2,613,000           2,582,000           2,617,000
                            ------------        ------------        ------------
                            ------------        ------------        ------------

                             See accompanying notes.



UNITEL VIDEO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                         Common Stock           Additional                       Common Stock
                                         ------------             Paid-In         Retained          Held in       Unearned Employee
                                     Shares          Amount       Capital         Earnings         Treasury        Benefit Expense
                                   ------------------------------------------------------------------------------------------------
BALANCE, August 31, 1993            2,595,879       $26,000     $27,259,000      $9,220,000      $(7,974,000)         $(858,000)
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------
Net earnings                                                                        859,000
Exercise of stock options                 250                         1,000
Employee stock purchase plan           20,336                       106,000
Repayment of loan to ESOP                                                                                               169,000
Public offering expense
  reimbursement                                                      20,000
                                   ------------------------------------------------------------------------------------------------
BALANCE, August 31, 1994            2,616,465        26,000      27,386,000      10,079,000       (7,974,000)          (689,000)
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------

Net loss                                                                         (6,547,000)
Exercise of stock options               5,000                        32,000
Employee stock purchase plan            3,700                        20,000
Allocation of ESOP shares                                           (87,000)                                            280,000
                                   ------------------------------------------------------------------------------------------------

BALANCE, August 31, 1995            2,625,165        26,000      27,351,000       3,532,000       (7,974,000)          (409,000)
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------

Net loss                                                                         (5,124,000)
Exercise of stock options              30,000                       174,000
Employee stock purchase plan           11,100                        49,000
Allocation of ESOP shares                                           (29,000)                                            214,000
                                   ------------------------------------------------------------------------------------------------
BALANCE, August 31, 1996            2,666,265       $26,000     $27,545,000     $(1,592,000)     $(7,974,000)         $(195,000)
                                   ------------------------------------------------------------------------------------------------
                                   ------------------------------------------------------------------------------------------------


See accompanying notes.

                               UNITEL VIDEO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Year Ended August 31,

                                     1996               1995            1994
                                     ----               ----            ----
Cash Flows From Operating
  Activities:

    Net (loss) earnings           $(5,124,000)      $(6,547,000)       $859,000
    Adjustments to reconcile     ------------      ------------    ------------
     net (loss) earnings to
     net cash provided by
     operating activities:
    Depreciation and
     amortization                   7,782,000        10,397,000      10,111,000
    Net loss (gain) on disposal
     of assets                         58,000          (352,000)       (817,000)
    Impairment charge               2,000,000         7,681,000              --
    Amortization of deferred
     financing costs                  252,000           603,000         500,000
    Accretion of subordinated
     debt                                  --                --         317,000
    Recognition of
     deferred gain                         --          (117,000)       (200,000)
    Royalties received in
     equipment                             --                --        (189,000)
    Payments made on accrued
     acquisition costs                     --                --         (75,000)
    Deferred rent                    (539,000)         (123,000)        (44,000)
    Accrued retirement
     expense                          163,000           172,000         206,000
    Accrued restructuring                  --           273,000              --
    Deferred income taxes              36,000        (2,520,000)        140,000
    Decrease (increase), net
     of acquired assets and
     liabilities, in:
      Accounts receivable, net      3,999,000        (1,928,000)        720,000
      Other receivables                29,000            20,000        (336,000)
      Prepaid expenses                605,000           213,000        (309,000)
      Prepaid taxes                   425,000          (486,000)        438,000
      Other assets                    (30,000)         (222,000)         14,000
    Increase (decrease), net
     of acquired assets and
     liabilities, in:
      Accounts payable             (2,372,000)          835,000      (1,486,000)
      Accrued expenses               (170,000)          559,000         533,000
      Payroll and related
       taxes                           16,000          (324,000)        734,000
                                 ------------      ------------    ------------
                                   12,254,000       14,681,000       10,257,000
                                 ------------      ------------    ------------

Net cash provided by operating
   activities                       7,130,000         8,134,000      11,116,000
                                 ------------      ------------    ------------

                               UNITEL VIDEO, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                  Year Ended August 31,

                                           1996                1995               1994
                                           ----                ----               ----
Cash Flows From Investing
  Activities:
   Capital expenditures                $(9,134,000)        $(9,738,000)       $(15,002,000)
   Acquisition of GC & Co.
      assets                                    --          (1,300,000)                 --
   Proceeds from disposal
      of assets                          1,151,000             352,000           1,691,000
                                         ---------          ----------          ----------

Net cash used in investing
  activities                            (7,983,000)        (10,686,000)        (13,311,000)
                                         ---------          ----------          ----------

Cash Flows From Financing
  Activities:
   Reimbursement of public
   offering expenses                            --                  --              20,000
   Proceeds from long-term
     financing                          25,717,000           6,120,000           9,518,000
   Principal repayments                (24,495,000)         (4,187,000)         (7,060,000)
   Deferred Financing Costs               (574,000)            (90,000)           (122,000)
   Repayment of note to Banta                   --            (500,000)                 --
   Proceeds from issuance of
     common stock                          223,000              52,000             107,000
   Repayment of loan to ESOP              (172,000)           (168,000)             17,000
   Release of ESOP quarterly
     shares                                185,000             193,000                  --
                                         ---------          ----------          ----------

Net cash provided by
  financing activities                     884,000           1,420,000           2,480,000

Net Increase(Decrease) In Cash              31,000          (1,132,000)            285,000

Cash, Beginning of Year                    161,000           1,293,000           1,008,000
                                         ---------          ----------          ----------

Cash, End of Year                      $   192,000         $   161,000        $  1,293,000
                                         ---------          ----------          ----------
                                         ---------          ----------          ----------

Schedule of income taxes and
  interest paid:

   Income Taxes Paid                   $    85,000         $   162,000        $    155,000
   Interest Paid                         3,374,000           3,256,000           1,713,000
                                         ---------          ----------          ----------

                                       $ 3,459,000         $ 3,418,000        $  1,868,000
                                         ---------          ----------          ----------
                                         ---------          ----------          ----------


                               UNITEL VIDEO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                           Year Ended August 31,

                                                  1996                  1995             1994
Supplemental schedule of non-
  cash investing and financing
  activities:

Capital lease obligations:                                            $2,622,000      $ 2,690,000
                                                                    ------------     ------------
                                                                    ------------     ------------

Detail of acquisition of GC & Co.:
  Fair value of assets acquired                                       $6,750,000
  Subordinated note to seller                                           (750,000)
  Capital lease obligation                                            (4,700,000)
                                                                     ------------
  Net cash paid for acquisition                                       $1,300,000
                                                                    ------------
                                                                    ------------


                             See accompanying notes.

                               UNITEL VIDEO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(2) Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

(3) Depreciation -- Depreciation is provided on a straight-line basis over the estimated useful lives of assets which are: 30-40 years for buildings; 15-30 years for building improvements; length of lease for leasehold improvements; 5-7 years for video equipment; 5-7 years for furniture and fixtures; and 3 years for automobiles. Gain on disposal of assets is included in depreciation and amortization expense for all years reported.
(See Note H to Notes to Consolidated Financial Statements).

(4) Goodwill -- Goodwill relating to acquisitions represents the excess of cost over the fair value of net assets acquired and is amortized over 15 years. Accumulated amortization at August 31, 1996, 1995 and 1994 totaled $207,000, $69,000 and $266,000, respectively. (See Note J to Notes to Consolidated Financial Statements).

(5) Deferred Financing Costs -- Costs incurred in obtaining long-term debt financing are included in other assets. These costs are being amortized using the interest method over the term of the related obligations.

(6) Interest Cost -- The Company had capitalized construction period interest costs of $303,000 in 1994.

(7) Income Taxes -- Deferred income taxes arise primarily from the use of different depreciation methods and lives for tax and financial statement purposes, differences in the timing of the deduction for the impairment charge and net operating loss and alternative minimum tax credit carryforwards.

(8) Receivables -- The Company grants credit to customers, substantially all of whom are in the entertainment, advertising or corporate communications industries.

(9) Earnings per common share were determined by dividing net earnings by the weighted average of common and common equivalent shares outstanding.

(10) Revenue Recognition -- Revenue is recorded when services are provided.

(11) Financial Instruments -- The Company's principal financial instruments consist of accounts receivable, accounts payable and long-term debt. The Company believes that the carrying amount of such instruments approximates fair value.

(12) Use of Estimates -- In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(13) Stock-Based Compensation -- Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation," provided companies a choice in the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," or the fair market value-based method provided in SFAS No. 123. This statement is required to be adopted by the Company during its fiscal year ending August 31, 1997. The Company intends to use the intrinsic value-based method provided in APB No. 25 to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 is the obligation imposed on the Company to comply with the new disclosure requirements provided thereunder.

B.  LONG-TERM DEBT
                                                       AUGUST 31,

                                                       1996              1995
                                                       ----              ----

Notes payable to financial institution:
  Term portion A payable in monthly
  installments of $89,000 through November
  2000 plus interest on the declining
  balance at Prime plus 1.00% or LIBOR
  plus 2.75% and final payment of
  $2,249,000 due December 2000.                     $6,787,000        $7,500,000

  Term portion B payable from the sale of
  assets with interest payable monthly at
  Prime plus 1.25% or LIBOR plus 3.00%
  due December 1996.                                 6,588,000         7,500,000

  Revolving portion payable in full in
  December 2000 with interest payable monthly
  at Prime plus .75% or LIBOR plus 2.50%.            5,706,000           860,000

Mortgage payable to a bank, due in monthly
  installments of principal of $22,000
  through November 2002, plus interest on
  the declining balance at Prime plus .75%
  or LIBOR plus 2.50% with a final payment
  of $2,152,000 due December 2002.                   3,822,000         4,000,000

Mortgage payable to a bank, at a fixed interest
  rate of 8.6%, due in monthly installments
  of principal of $6,250, plus interest on the
  declining balance, through June 2019.              1,719,000         1,794,000

Mortgage payable to an insurance company, at a
  fixed interest rate of 8.9%, due in monthly
  installments of $22,000 through July 2009.         2,010,000         2,090,000

Note payable to an insurance company, at a
  fixed rate of 9.3%, due in monthly installments
  of $33,000 through February 2000.                  1,436,000         1,684,000

Subordinated debt consisting of convertible
  subordinated promissory notes payable to prior
  owners of GC & Co. at an interest rate of Prime
  plus 1% due in full August 1997 and a
  subordinated promissory note payable to
  Scanline Communications at an interest rate
  of Prime plus 2% due in monthly installments
  of principal of $35,000 with a final payment
  of $1,250,000 due May 1999.                        3,145,000         3,250,000
                                                  ------------      ------------
                                                    31,213,000        28,678,000

Less current maturities                              9,528,000         5,596,000
                                                  ------------      ------------
                                                   $21,685,000       $23,082,000
                                                  ------------      ------------
                                                  ------------      ------------

     In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans. Term loan A is payable in 59 monthly principal payments of $89,000 through November 2000 and a payment of $2,249,000 at December 2000. Term loan B is repayable from the proceeds of sales of fixed assets. As of August 31, 1996 $912,000 has been repaid, leaving a current balance of $6,588,000 for term loan B. Subsequent to the fiscal year-end, the Company repaid an additional $1,943,000 from asset sales, leaving a balance of $4,645,000 related to this portion of the term loan as of November 25, 1996. The terms of the agreement provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender.

     Additionally, in December 1995, the Company obtained a $4,000,000 mortgage on its property located on West 57th Street in New York City, from the Company's bank lender. The mortgage is payable in equal monthly installments of $22,000 through November 2002, with a final payment of $2,152,000 due in December 2002.

     The closure of the Company's Editel Chicago and Editel New York divisions and the sale of related assets necessitated the waiver at August 31, 1996 of compliance with certain financial covenants, and amendment of those covenants, by the Company's lenders of its $26,000,000 revolving credit and term loan facility and its $4,000,000 mortgage on the Company's property on West 57th Street, New York City.

     In June 1994, the Company purchased for $3,500,000 from Scanline the building occupied by the Editel Los Angeles division. Financing for the purchase consisted of a $2,175,000, 15-year mortgage payable to an insurance company lender, a $500,000 note payable to the seller, Scanline Communications, and the balance from working capital. The note was paid in full in February 1995.

     In October 1993, the Company purchased for $2,800,000 land and a building located on West 53rd Street, New York City, which has been converted into a videotape recording studio. In June 1994, the Company obtained a mortgage on the West 53rd Street property in the amount of $1,875,000 from a bank. The mortgage loan is payable in equal monthly principal payments through June 2004 with options to extend the maturity date through June 2019. Proceeds from this mortgage were used for working capital purposes.

     In February 1995, the Company purchased the business and assets of GC & Co. The purchase price was $6,750,000, consisting of $6,000,000 in cash and $750,000 of convertible subordinated promissory notes. The cash portion of the purchase price was financed by a $4,700,000, five-year capital lease and a $1,800,000 loan with a fixed interest rate of 9.3% payable in sixty equal monthly payments of principal and interest of $33,000 and a balloon payment at the end of the five-year period of $360,000.

     Property, equipment and accounts receivable with a carrying value of $60,754,000 at August 31, 1996 are pledged as collateral for all long-term debt outstanding.

     The agreements relating to certain of these long-term obligations include covenants which, among other terms, place restrictions on the Company's capital expenditures, the maintenance of certain financial ratios (including minimum levels of net worth and debt-to-equity restrictions, all as defined in the agreements) and the payment of dividends.

     At August 31, 1996, maturities of long-term debt for the next five years are as follows:

     Year Ended August 31,
     ----------------------

                    1997                          $ 9,528,000
                    1998                            2,224,000
                    1999                            3,408,000
                    2000                            7,770,000
                    2001                            2,968,000
                    2002 and thereafter             5,315,000
                                                   ----------
                                                  $31,213,000
                                                  -----------
                                                  -----------


C.   OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS

The Company has entered into various capital lease agreements for video equipment. The leases expire at various times through 2000.

Property recorded under capital leases includes the following:

                                             August 31,
                                     1996                 1995
                                     ----                 ----
Video equipment                   $10,447,000         $10,012,000
Accumulated depreciation           (2,496,000)         (1,240,000)
                                 ------------        ------------
                                  $ 7,951,000         $ 8,772,000
                                 ------------        ------------
                                 ------------        ------------

Future minimum lease payments, as of August 31, 1996 are as follows:

Year Ended                           Capital
August 31,                            leases
----------                          ----------

1997                             $  2,382,000
1998                                2,344,000
1999                                1,815,000
2000                                2,157,000
2001                                   18,000
                                    ---------

Net minimum lease payments          8,716,000
Amount representing interest       (1,280,000)
                                 ------------

Obligation under capital
     lease agreements            $  7,436,000
                                 ------------
                                 ------------

Current portion                  $  1,832,000

Long-term portion                   5,604,000
                                 ------------
                                 $  7,436,000
                                 ------------
                                 ------------

D.   STOCK OPTION PLANS

     In January 1986, the Company's Board of Directors approved a Non-Statutory Stock Option Plan (the "Non-Statutory Plan") to grant as many as 50,000 shares to the Company's non-employee directors. Under the Non-Statutory Plan options to purchase 10,000 shares were outstanding at August 31, 1996.

     In July 1988, the Company's Board of Directors approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") to grant as many as 125,000 shares primarily to key employees. Options to purchase 10,000 shares granted to several officers under the Non-Qualified Plan were outstanding at August 31, 1996.

     In July 1992, the Company's shareholders approved adoption of the 1992 Stock Option Plan (the "1992 Plan") to grant as many as 350,000 shares primarily to key employees and non-employee directors. Prior to July 1992, the Company granted options under the plans described above. All future grants will be granted under the 1992 Plan. Options to purchase 195,500 shares were outstanding to key employees and non-employee directors under the 1992 Plan at August 31, 1996.

     Under all plans, options have generally been granted to purchase stock at the fair market value of the shares at the date of grant as determined by the Board of Directors. Under the Non-Qualified Plan, the options expire five years after the date of grant and under the Incentive Plan and Non-Statutory Plan, options expire ten years after the date of grant.

     The status of stock options under the Company's stock option plans is summarized below:

                                               Number of            Option Price
                                                Shares                Per Share
                                                ------                ---------

Options Outstanding, August 31, 1993            326,950          $5.75    -   $13.18

  Granted                                         5,000          $6.00
  Exercised                                        (250)         $5.75
  Expired and canceled                          (92,000)         $5.875   -   $10.81
                                             ----------

Options Outstanding, August 31, 1994            239,700          $5.75    -   $13.18

  Granted                                        34,000          $6.625   -   $ 7.25
  Exercised                                      (5,000)         $6.50
  Expired and canceled                          (43,000)         $5.875   -   $13.18
                                             ----------

Options Outstanding, August 31, 1995            225,700          $5.75    -   $13.18

  Granted                                       111,500          $5.13    -   $ 5.28
  Exercised                                     (30,000)         $5.75    -   $ 5.87
  Expired and canceled                          (91,700)         $5.75    -   $10.81
                                             ----------

Options Outstanding, August 31, 1996            215,500
                                             ----------
                                             ----------

     At August 31, 1996, a total of 309,500 shares were reserved for future option grants for all plans and options to purchase 215,500 shares were outstanding.

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

     The loan obligation of the ESOP is considered unearned employee benefit expense and is recorded as a separate reduction of the Company's shareholders' equity. Both the loan obligation and the unearned benefit expense are reduced by the amount of any loan repayments made by the ESOP. The loan requires monthly payments of principal of $15,000 and interest at a fixed rate of 10% through June 1997. The aggregate principal maturities of the ESOP obligation subsequent to August 31, 1996 are as follows:

     1997..............................   $166,000

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

     Total contributions to the ESOP and the Plan for each of the years ended August 31 are as follows:

     1996 ............................. $248,000
     1995 ............................. $336,000
     1994 ............................. $253,000

     The Company adopted Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans" during 1995. In accordance with SOP 93-6, compensation cost and liabilities associated with providing the employer's 401(k) match are recognized the way they would be if an ESOP had not been used to fund the benefit.

The Plan's compensation expense was $158,000 and $191,000 for the years ended August 31, 1996 and 1995, respectively. A summary of the Plan's shares is as follows:
                                             1996            1995
                                            ------          ------
          Allocated shares                  96,666          75,095
          Shares released for allocation     8,608          19,234
          Unreleased shares                 27,575          42,939
                                          --------        --------
                                           132,849         137,268
                                          --------        --------

          Fair value of unreleased shares
               at August 31               $155,000        $274,000
                                          --------        --------
                                          --------        --------


Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the years ended August 31, 1996 and 1995, shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net loss, and resulted in a decrease of approximately 1% on the net loss per share for years ended August 31, 1996 and 1995.

F.   INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                August 31,

                                            1996           1995
                                            ----           ----

     Current portion of deferred
        tax assets (liabilities)

          Employee medical benefits     $  449,000     $  308,000
          Bad debt reserves                395,000        452,000
                                        ----------     ----------
                                           844,000        760,000
                                        ----------     ----------

     Long-term portion of deferred
        tax assets (liabilities)

          Accrued rent                     139,000        371,000
          Accrued retirement               560,000        491,000
          Net assets held for sale       1,646,000      2,534,000
          Net operating loss
            carryforwards                  997,000        330,000
          ITC carryforwards-Federal
            and State (net of valuation
            allowance)                     467,000        386,000
          AMT credit carryforwards       2,540,000      2,570,000
          Other - net                      362,000        211,000
          Tax over book depreciation    (5,086,000)    (5,148,000)
                                         ---------      ---------
                                         1,625,000      1,745,000
                                         ---------      ---------
          Net deferred tax asset
            (liability)                 $2,469,000     $2,505,000
                                        ----------     ----------
                                        ----------     ----------

The provision for income taxes is comprised of the following:

                                      Year Ended August 31,

                               1996            1995           1994
                               ----            ----           ----

Current:
     Federal                  $   -0-        $(270,000)     $454,000
     State                       40,000         36,000       215,000
                              ---------      ---------      --------
                                 40,000       (234,000)      669,000
Deferred:
     Federal                      -0-       (1,610,000)        3,000
     State                        -0-         (950,000)      (12,000)
                              ---------    -----------      ---------
                                  -0-       (2,560,000)       (9,000)
                              ---------      ---------      --------
                              $  40,000    $(2,794,000)     $660,000
                              ---------    -----------      ---------
                              ---------    -----------      ---------

The Company's effective tax rate was (1%) in 1996, (30%) in 1995 and 43.4% in 1994. The components of the reconciliation of the Company's effective tax rate to the U.S. statutory rate of 34% are as follows:

                                        Year Ended August 31,

                                   1996         1995           1994
                                 -------       -------       -------
Tax expense computed
 at statutory rate            $(1,729,000)   $(3,176,000)   $ 516,000

State income tax, net of
  Federal income tax
  benefit                          26,000       (607,000)     157,000


Loss without benefit            1,634,000         -0-            -0-
Goodwill                           47,000        649,000       17,000
Other                              62,000        340,000      (30,000)
                              -----------    -----------    ----------

Actual tax expense            $    40,000    $(2,794,000)   $ 660,000
                              -----------    ------------   ----------
                              -----------    -----------    ----------

     The Company's total alternative minimum tax credit carryforward is approximately $2,400,000, which can be used against the Company's future regular tax liability.

     At August 31, 1996, the Company had available for tax purposes in excess of $2,000,000 of State of New York tax credits that will expire from August 31, 1996 through August 31, 2002. The State of New York limits the use of these credits on an annual basis. For financial reporting purposes, a valuation allowance of $1,900,000 has been recognized to offset the deferred tax assets related to those carryforwards for the fiscal year ended August 31, 1995.

     The deferred tax asset relating to the net operating loss carryforward is attributable to the unused portions of Federal net operating losses generated in fiscal 1996 and 1993 of $665,000 and $515,000, respectively, which are scheduled to expire in 2011 and 2008, respectively, as well as state net operating losses generated in fiscal 1995 of various amounts scheduled to expire at various times through 2008. A valuation allowance of $2,065,000 has been recognized to offset the deferred tax asset related to the remaining net operating loss carryforward for the fiscal year ending August 31, 1996.

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

G.   COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The following is a schedule by years of future minimum rental payments under operating leases that have an initial non-cancelable lease term in excess of one year:

          1997                $  4,275,000
          1998                   4,230,000
          1999                   3,030,000
          2000                   1,739,000
          2001                     956,000
          2002 and thereafter $  1,000,000
                              ------------
                              $ 15,230,000
                              ------------
                              ------------

     The aggregate rental expense for the years ended August 31, 1996, 1995, and 1994 was $3,874,000, $3,867,000 and $3,381,000, respectively.

     The Company maintains cash balances at financial institutions located in New York, New York, Pittsburgh, Pennsylvania, and Los Angeles, California. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At August 31, 1996, uninsured amounts held at these financial institutions were approximately $19,000.

     The Company has contracts with several unions that expire in April, August and November 1997.

     There are various lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in these cases will not have a material effect on the Company's financial statements.

H.   NET GAIN ON DISPOSITION OF FIXED ASSETS

     In June 1990, the Company sold to CBS Inc. a building it owned at 508-510 West 57th Street, New York, New York. The sale price of the property was $4,650,000 payable in cash at the closing. As part of the transaction, the Company entered into an Indenture of Lease with CBS, pursuant to which the Company, as tenant, leased back the premises. The Company recognized a net gain on the disposition of $2,277,000. In addition, under the provisions of Statement of Financial Accounting Standards No. 98, the Company deferred $922,000 of additional gain from the sale, representing the present value of the future minimum rental payment under the portion of the lease which was not subject to early termination. The remaining balance of the deferred gain of $117,000 was recognized in the year ended August 31, 1995 as a reduction of rent expense.

     The Company has accelerated its efforts to sell equipment which is not fully utilized. In order to properly reflect the sale of equipment as part of the Company's operations, in 1996, 1995 and 1994, $(58,000), $352,000 and
$817,000, respectively, of (loss)/gain on disposal of assets was included in depreciation expense.

I.   ACCRUED RETIREMENT

     Under the terms of employment agreements with two former officers of the Company, retirement payments are due commencing September 1, 1996. At August 31, 1996, a liability of approximately $1,304,000 has been recorded, based upon the present value of these payments. Approximately $163,000, $172,000 and $206,000 has been charged to operations for the years ended August 31, 1996, 1995 and 1994, respectively.

J.   IMPAIRMENT AND RESTRUCTURING CHARGES

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

     The Company has determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represent the Company's strength. As part of this strategy, the Company decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialize in the highly competitive commercial advertising portion of the video facilities industry. During the 1995 fiscal year, the three Editel divisions incurred a pretax loss of $3,682,000. As a result, the Company identified property, plant and equipment associated with these divisions, which after an impairment charge of $4,700,000 recorded as of August 31, 1995, had a carrying value of approximately $19,300,000 that it no longer needed for its current and future operations. During the fourth quarter of fiscal 1995, the Company committed to a plan to dispose of the Editel divisions and in the first quarter of fiscal 1996 began marketing these divisions to potential buyers. Additionally, the Company reevaluated its investment in the Windsor division in the fourth quarter of fiscal 1995 and determined that, based upon this division's operating results, the goodwill associated with the purchase of this division and certain property, plant and equipment that will not provide any future benefits to the Company were impaired. The Company recognized an impairment charge of approximately $3,000,000 included in impairment charges during the fourth quarter of fiscal 1995 which represents the remaining balances of these assets.

     Based on the Company's decision to sell the Editel divisions, the Company recorded an impairment charge of approximately $2,000,000 in fiscal 1996 relating to the assets at all three Editel divisions. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the period such assets were held for sale based upon the depreciation method which the Company has used in the past and which management has found to be reasonable and appropriate.

     On February 22, 1996, the Company announced the closure of its Editel Chicago division and subsequently distributed the majority of that division's assets throughout the Company. The balance of the Editel Chicago division equipment was sold in an auction which was held in May 1996. In March 1996, the Company terminated the lease for its Editel Chicago division by making a lump-sum payment to the landlord of $1,600,000. The restructuring charge of $1,246,000 recorded in the quarter ended May 31, 1996, reflects this payment less the reversal of $354,000 of accrued rent which would have been due under the terms of the lease. Previously, in May of 1995, the Company adopted a plan to downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 for severance and early retirement expense.

     During the months of March through May 1996, the editorial and computer graphics departments of the Editel New York division were closed. In May 1996, the Company reached an agreement in principle to sell the film-to-tape transfer business of Editel New York, which was the remaining operating department, to a group of employees backed by a private investor. The Company operated the film-to-tape transfer business through August 31, 1996, at which time discussions with the employee-led group were terminated and the business was closed. During the negotiations, the majority of the editorial and computer graphics assets were distributed throughout the Company. At August 31, 1996, the Company estimated the revised value of the remaining assets held for sale to be approximately $1,587,000 and classified them on the balance sheet as short-term. In November 1996, the Company sold the majority of those assets to an unrelated third party for $1,400,000. The balance of the assets will be redeployed throughout the Company or disposed of through an auction. Proceeds from the sale of assets are used by the Company to repay outstanding debt.

     Also in May 1996, after reevaluating the potential of the Editel Los Angeles division, the Company decided to retain and expand this division and, accordingly, discontinued seeking a buyer for this business.

K.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Year Ended                                                Primary Net
     August 31,                 Gross             Net         Earnings Loss
     1996           Sales       Profit       Earnings(Loss)     Per Share
     ------------------------------------------------------------------------

     1st quarter $22,940,000  $5,805,000     $   522,000         $  .20
     2nd quarter  20,529,000   3,171,000      (1,379,000)          (.53)
     3rd quarter  19,281,000   3,166,000      (2,290,000)          (.88)
     4th quarter  16,537,000   1,644,000      (1,977,000)          (.75)

     Year Ended                                                 Primary Net
     August 31,                 Gross             Net          Earnings(Loss)
     1995           Sales       Profit       Earnings(Loss)      Per Share
     ----------------------------------------------------------------------

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

ITEM 13.  CERTAIN RELATIONSHIPS
          AND RELATED TRANSACTIONS.

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

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

               (a) 1. The following financial statements of the Company are included in Part II, Item 8:

                                                                     Page
                                                                     ----

Report of Grant Thornton LLP Independent Accountants....................18
Consolidated Balance Sheets - August 31, 1996 and 1995...............19-20
Consolidated Statements of Operations - Years Ended
  August 31, 1996, 1995, and 1994.......................................21
Consolidated Statement of Stockholders' Equity - Years
  Ended August 31, 1996, 1995 and 1994..................................22
Consolidated Statements of Cash Flows -
  Years Ended August 31, 1996, 1995 and 1994.........................23-25
Notes to Consolidated Financial Statements...........................26-37

               2.  The following schedule is included
                    in Part IV:

                    Consolidated Financial Statement
                    Schedule

Schedule II    -    Valuation and Qualifying Accounts and Reserves...44


     All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

               (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the three months ended August 31, 1996.

               (c)  Exhibits required to be filed by Item 601 of Regulation S-K:

               1. Exhibit 3(A). Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(A) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

               2. Exhibit 3(B). Amended and Restated By-laws (incorporated by reference to Exhibit 3(ii) of the Registrant's Quarterly Report on form 10-Q filed April 15, 1996 (file No. 1-8654)).

               3. Exhibit 4(A). Specimen of Stock Certificate (incorporated by reference to Exhibit 4 of the Registrant's Annual Report on form 10-K filed November 29, 1984 (File No. 1-8654)).

               4. Exhibit 4(B). Amended and Restated Loan and Security Agreement dated as of December 12, 1995 among Unitel Video, Inc., R Squared, Inc., and Heller Financial, Inc. as agent and lender (incorporated by reference to Exhibit 4(B) of the Registrant's Annual Report on form 10-K filed December 14, 1995 (File No. 1-8654)).

               5. Exhibit 4(C). Second Amended and Restated Credit Agreement dated as of December 12, 1995 between Unitel Video, Inc. and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4(C) of the Registrant's Annual Report on form 10-K filed December 14, 1995 (File No. 1-8654)).

               6. Exhibit 4(D). First Amendment and Limited Waiver to Loan and Security Agreement.

               7. Exhibit 4(E). Waiver and Agreement to Amend Financial Covenants dated November 27, 1996.

               8.  Exhibit 10. Material Contracts:

               10(A)  Amended Non-Qualified Stock Option Plan of Unitel Video,
Inc.

               10(B) Lease Agreement between Unitel Video, Inc. and Educational Broadcasting Corporation dated July 16, 1993 (incorporated by reference to
Exhibit 10(B) of the Registrant's Annual Report on Form 10-K filed November 26, 1993 (File No. 1-8654)).

               10(C)  Amended Non-Statutory Stock Option Plan of Unitel Video,
Inc.

               10(D)  Amended Employee Stock Purchase Plan of Unitel Video, Inc.

               10(E) Employment & Consulting Agreement between Unitel Video, Inc. and Herbert Bass dated as of May 26, 1988 (incorporated by reference to Exhibit 10(R) of the Registrant's Annual Report on Form 10-K filed December 13, 1989 (File No. 1-8654)).*

               10(F) Employment & Consulting Agreement between Unitel Video, Inc. and Alex Geisler dated as of May 26, 1988 (incorporated by reference to Item 14(C)4(S) of the Registrant's Annual Report on form 10K filed December 13, 1989 (File No. 1-8654)).*

               10(G) Amendment to Employment and Consulting Agreement dated as of February 14, 1996 between Unitel Video, Inc. and Alex Geisler.*

               10(H) Lease Agreement between UNV, Inc. and HBWC Limited Partnership dated as of August 12, 1988 (incorporated by reference to Exhibit 10(U) of the Registrant's Annual Report on Form 10-K filed December 13, 1989 (File No. 1-8654)).

               10(I) Lease Agreements between Windsor Video, Inc. and Time Equities Inc. dated as of September 4, 1986 (incorporated by reference to Exhibit 10(V) of the Registrant's Annual Report on form 10-K filed December 13, 1989 (File No. 1-8654)).

               10(J) Amendment to each Lease Agreement between Windsor Video, Inc. and Time Equities Inc. dated as of July 13, 1994 and July 18, 1994 (incorporated by reference to Exhibit 10(K) of the Registrant's Annual Report on form 10-K filed November 28, 1994 (File No. 1-8654)).

               10(K) Lease Agreement between Unitel Video, Inc. and CBS, Inc. dated as of June 15, 1990 (incorporated by reference to Exhibit 10(Y) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-
8654)).

               10(L) Amendment to Lease Agreement dated July 11, 1996 between Unitel Video, Inc. and CBS, Inc.

               10(M) Assumption and Assignment of Lease between Unitel Video, Inc. and VCA/Teletronics Inc. dated May 19, 1990 (incorporated by reference to
Exhibit 10(AA) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-8654)).

               10(N) Amendment to Lease between Unitel Video, Inc. and Stage 57 Co. dated May 14, 1990 (incorporated by reference to Exhibit 10(BB) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-
8654)).

               10(O) Second Amendment to Lease between Unitel Video, Inc. and Stage 57 Co. dated as of May 1, 1994 (incorporated by reference to Exhibit 10(O) of the Registrant's Annual Report on Form 10-K filed November 28, 1994 (File No. 1-8654)).

               10(P)  Amended 1992 Stock Option Plan.*

               10(Q) Lease Termination and Release Agreement dated as of March 13, 1996 between Unitel Video, Inc. and Putman Publishing Company.

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

               10(X) Third Tier Sublease, dated May 14, 1996, between Unitel Video, Inc. and Photo-Magnetic Sound Studios Inc.

               10(Y) Sublease Agreement dated as of July 3, 1996 between Unitel Video, Inc. and Henry Dreyfuss Associates and Second Tier Sublease dated as of July 3, 1996 between Unitel Video, Inc. and Paramount Pictures Corporation.

               10(Z) 401K Employee Savings and Stock Ownership Plan of Unitel Video, Inc. effective July 1, 1992 (incorporated by reference to Exhibit 10(X) of the Registrant's Annual Report on Form 10-K filed November 26, 1993 (File No. 1-8654)).*

               10(AA) Asset Purchase Agreement dated as of February 24, 1995 between Jee See & Co., Inc. and Unitel Video, Inc. (incorporated by reference to
Exhibit 2-1 of the Registrant's Current Report on Form 8-K dated February 24, 1995 (File No. 1-8654)).

               10(BB) Two Third Tier Sublease agreements dated November 22, 1996 between Unitel Video, Inc. and Digital Universe II, Inc.

               9.  Exhibit 23.  Accountant's consent.

              10. Exhibit 24. Power of Attorney from officers and directors to Barry Knepper (included on signature page).

              11. Exhibit 27.  Financial Data Schedule.


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


UNITEL VIDEO, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


   COLUMN A                            COLUMN B        COLUMN C1      COLUMN D       COLUMN E
   --------                            --------        ---------      --------       --------

                                       Balance at      Charged to                     Balance
                                       Beginning       Costs and                       at End
  Description                          of Period        Expenses      Deductions     of Period
  -----------                          ---------        --------      ----------     ---------
YEAR ENDED AUGUST 31, 1996
  Allowance for doubtful
  accounts                             $686,000        $407,000       $381,000       $712,000
                                       --------        --------       --------       --------
                                       --------        --------       --------       --------
YEAR ENDED AUGUST 31, 1995
  Allowance for doubtful
  accounts                             $690,000        $125,000       $129,000       $686,000
                                       --------        --------       --------       --------
                                       --------        --------       --------       --------

YEAR ENDED AUGUST 31, 1994
  Allowance for doubtful
  accounts                             $676,000        $386,000       $372,000       $690,000
                                       --------        --------       --------       --------
                                       --------        --------       --------       --------



COLUMN D

Uncollectible accounts written off.

COLUMN E

Deducted in balance sheet from accounts receivable.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on form S-8 Nos. 33-7306 (filed July 15, 1986), 33-13660 (filed April 20, 1987),
33-14654 (filed May 28, 1987) and 33-00613 (filed February 8, 1996).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such directors, officers or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act of 1993 and will be governed by the final adjudication of such issue.

SIGNATURE AND POWER OF ATTORNEY

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             UNITEL VIDEO, INC.


November 26,  1996                         By:  /s/ Barry Knepper
------------                                    -------------------------
                                                Barry Knepper
                                                Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry Knepper, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes he might or could do in person, hereby ratifying and confirming all that said attorney-in fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                         Date

/s/ Barry Knepper             Chief Executive Officer;      November 26, 1996
-------------------------     President and Director
Barry Knepper

/s/ Richard L. Clouser        Senior Vice President -       November 26, 1996
-------------------------     Corporate, President
Richard L. Clouser            of the Mobile Division
                              and Director

/s/ Herbert Bass
-------------------------     Director                      November 26, 1996
Herbert Bass

/s/ Alex Geisler
-------------------------     Director                      November 26, 1996
Alex Geisler

/s/ Walter G. Arader
-------------------------     Director                      November 26, 1996
Walter G. Arader

/s/ Philip Birsh
-------------------------     Director                      November 26, 1996
Philip Birsh