Form 10-Q
period 1996-11-30
UNITEL VIDEO INC/DE
filed 1997-01-17
CIK 740103

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1996
                               -----------------

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________

Commission file number 1-8654
                       ------

                              UNITEL VIDEO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         23-1713238
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                 555 WEST 57TH STREET - NEW YORK, NEW YORK  10019
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

2,674,665 common shares outstanding as of January 17, 1997.
(Number of shares)                          (Date)

                                 UNITEL VIDEO, INC.

                                     FORM 10-Q

                          QUARTER ENDED NOVEMBER 30, 1996


                                                                   Page
                                INDEX                             Number

Part I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets
                   November 30, 1996  (Unaudited) and              3-4
                   August 31, 1996

                   Consolidated Statements of Operations
                   November 30, 1996  (Unaudited) and               5
                   November 30, 1995  (Unaudited)

                   Consolidated Statements of Cash Flows
                   November 30, 1996   (Unaudited)                 6-7
                   and November 30, 1995  (Unaudited)

                   Notes to Consolidated Financial                 8-10
                   Statements  (Unaudited)

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of           11-13
                   Operations

Part II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                 14

                                 UNITEL VIDEO, INC.
                                     FORM 10-Q
                          QUARTER ENDED NOVEMBER 30, 1996

Part 1. FINANCIAL INFORMATION

        ITEM 1.   Financial Statements

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                               NOVEMBER 30, 1996            AUGUST 31, 1996
                               -----------------            ---------------
                                  (Unaudited)                    (Note)
ASSETS
------

Current Assets:
    Cash                           $    77,000                $   192,000
    Accounts receivable,
       less allowance for
      doubtful accounts of
      $631,000 and $712,000          8,234,000                  8,701,000
    Other receivables                  407,000                    333,000
    Prepaid income taxes               103,000                    142,000
    Prepaid expenses                   779,000                    735,000
    Net assets held for sale              --                    1,587,000
    Deferred tax asset                 844,000                    844,000
                                   -----------                -----------
Total current assets                10,444,000                 12,534,000

Property and equipment - at cost
    Land, buildings
      and improvements              19,978,000                 19,915,000
    Video equipment                 98,469,000                 97,023,000
Furniture and fixtures               3,304,000                  3,502,000
                                   -----------                -----------
                                   121,751,000                120,440,000

Less accumulated depreciation       71,518,000                 69,974,000
                                   -----------                -----------
                                    50,233,000                 50,466,000

Deferred tax asset                   1,625,000                  1,625,000
Goodwill                             1,824,000                  1,859,000
Other assets                         1,223,000                  1,134,000
                                   -----------                -----------
                                   $65,349,000                $67,618,000
                                   -----------                -----------
                                   -----------                -----------

Note: The balance sheet at August 31, 1996 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                                 UNITEL VIDEO, INC.
                                     FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
                                    (Continued)

                                             NOVEMBER 30, 1996   AUGUST 31, 1996
                                             -----------------   ---------------
                                                (Unaudited)          (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                          $    4,319,000     $  4,967,000
    Accrued expenses                               1,464,000        1,450,000
    Accrued payroll, benefits and
      related taxes                                1,758,000        2,947,000
    Current maturities of long-term debt           6,795,000        8,362,000
    Current maturities of subordinated debt        1,167,000        1,166,000
    Current maturities of ESOP loan                  120,000          166,000
    Current maturities of capital
      lease obligations                            1,847,000        1,832,000
                                              --------------     ------------
    Total current liabilities                     17,470,000       20,890,000

Deferred rent                                        304,000          325,000
Long-term debt, less current maturities           20,446,000       19,706,000
Subordinated debt, less current maturities         1,895,000        1,979,000
Long-term leases, less current maturities          5,139,000        5,604,000
Accrued retirement                                 1,272,000        1,304,000

Stockholders' equity:
    Common stock, par value
      $.01 per share
      Authorized 5,000,000 shares
      Issued 3,540,854 and 3,532,554 shares
        respectively, and outstanding 2,674,565
        and 2,666,265 shares respectively             27,000           26,000
Additional paid-in capital                        27,568,000       27,545,000
Accumulated deficit                                 (657,000)      (1,592,000)
Common stock held in treasury,
    at cost (866,289 shares)                      (7,974,000)      (7,974,000)
                                              --------------     ------------
                                                  18,964,000       18,005,000
Unearned employee benefit expense                   (141,000)        (195,000)
                                              --------------     ------------
    Total stockholders' equity                    18,823,000       17,810,000
                                              --------------     ------------
                                              $   65,349,000     $ 67,618,000
                                              --------------     ------------
                                              --------------     ------------

Note: The balance sheet at August 31, 1996 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                                 UNITEL VIDEO, INC.
                                     FORM 10-Q
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                              THREE MONTHS ENDED NOVEMBER 30,
                                              -------------------------------
                                                 1996                  1995
                                                 ----                  ----
Sales                                        $16,370,000           $22,940,000

Cost of sales:
    Production costs                          10,716,000            15,402,000
    Depreciation                               2,051,000             1,733,000
                                             -----------           -----------
                                              12,767,000            17,135,000
                                             -----------           -----------
Gross profit                                   3,603,000             5,805,000
Operating expenses:
    Selling                                      485,000               676,000
    General and administrative                 1,370,000             2,444,000
    Interest                                     841,000               848,000
    Impairment charge                              --                  853,000
                                             -----------           -----------
                                               2,696,000             4,821,000
                                             -----------           -----------
Earnings from operations                         907,000               984,000
Other income                                      78,000                 --
                                             -----------           -----------
Earnings before income taxes                     985,000               984,000
Income taxes                                      50,000               462,000
                                             -----------           -----------
Net earnings applicable for common stock     $   935,000           $   522,000
                                             -----------           -----------
                                             -----------           -----------
Earnings Per Common Share
    Net earnings                             $       .35           $       .20
                                             -----------           -----------
                                             -----------           -----------
Weighted average of common
    and common equivalent
    shares outstanding                         2,690,000             2,570,000
                                             -----------           -----------
                                             -----------           -----------


See notes to consolidated financial statements.

                                 UNITEL VIDEO, INC.
                                     FORM 10-Q
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             THREE MONTHS ENDED NOVEMBER 30,
                                             -------------------------------
                                                1996                1995
                                                ----                ----
Cash Flows From Operating Activities:
    Net income                             $  935,000           $   522,000
    Adjustments to reconcile
       net income to net cash
       provided by operating
       activities:
    Depreciation and amortization           2,187,000             1,735,000
    Net gain on disposal of assets           (136,000)               (2,000)
    Deferred financing costs                    --                  (80,000)
    Amortization of deferred
       financing costs                         37,000                21,000
    Deferred rent                             (21,000)              (23,000)
    Accrued retirement expenses               (32,000)               41,000
    Impairment charge                           --                  853,000
    Decrease (Increase) in:
        Accounts receivable                   548,000              (324,000)
        Allowance for doubtful accounts       (81,000)               (9,000)
        Other receivables                     (74,000)              129,000
        Prepaid expenses                      (44,000)             (240,000)
        Prepaid taxes                          39,000               567,000
        Other assets                         (209,000)             (198,000)
    Increase (Decrease) in:
        Accounts payable                     (648,000)           (1,863,000)
        Accrued expenses                       14,000                93,000
        Payroll and related taxes          (1,189,000)              948,000
        Income taxes payable                    --                   84,000
                                          -----------            ----------
    Total adjustments                         391,000             1,732,000
                                          -----------            ----------
    Net cash provided by operating
       activities                           1,326,000             2,254,000

Cash Flows from Investing
    Activities:
      Capital expenditures                 (1,945,000)             (807,000)
      Proceeds from disposal of assets      1,832,000                 8,000
                                          -----------            ----------
    Net cash used in
        investing activities                 (113,000)             (799,000)


                                                                  (Continued)
                                          6

                                 UNITEL VIDEO, INC.
                                     FORM 10-Q
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Continued)


                                               THREE MONTHS ENDED NOVEMBER 30,
                                               -------------------------------
                                                    1996              1995
                                                    ----              ----
Cash Flows From Financing
    Activities:
        Proceeds from long term financing        $ 1,182,000     $       --
        Proceeds from issuance of common stock        39,000             7,000
        Repayment of loan to ESOP                    (46,000)          (37,000)
        Principal repayments                      (2,542,000)       (1,299,000)
        Release of ESOP quarterly shares              39,000            49,000
                                                 -----------      ------------
    Net cash used in financing activities         (1,328,000)       (1,280,000)

Net Increase (Decrease) in Cash                     (115,000)          175,000

Cash Beginning of Year                               192,000           161,000
                                                 -----------      ------------
Cash End of Quarter                              $    77,000     $     336,000
                                                 -----------      ------------
                                                 -----------      ------------

Schedule of income taxes and
    interest paid:

        Income Taxes Paid                        $    10,000     $       5,000

        Interest Paid                                821,000           860,000
                                                 -----------      ------------
                                                 $   831,000     $     865,000
                                                 -----------      ------------
                                                 -----------      ------------

See notes to consolidated financial statements.

                                 UNITEL VIDEO, INC.
                                     FORM 10-Q
                        THREE MONTHS ENDED NOVEMBER 30, 1996
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 30, 1996, the consolidated statements of operations for the quarters ended November 30, 1996 and 1995, and the consolidated statements of cash flows for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1996 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the quarter ended November 30, 1996 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY

During the three months ended November 30, 1996, stockholders' equity increased due to:

Net income                                                   $    935,000
Reduction in unearned employee benefit expense                     54,000
Reduction in additional paid in capital resulting
     from the allocation of ESOP shares                           (15,000)
Purchase of stock under the Unitel Video, Inc. Employee
     Stock Purchase Plan                                           39,000
                                                             ------------
Total increase in stockholders' equity                       $  1,013,000
                                                             ------------
                                                             ------------

3.  PER SHARE DATA

Per share data for the three months ended November 30, 1996 and 1995 is based on the weighted average number of common shares outstanding. In the three months ended November 30, 1996 and 1995, unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See
Note 4).

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

The Plan's compensation expense was $39,000 for the three months ended November 30, 1996. A summary of the Plan's shares as of November 30, 1996 is as follows:

          Allocated shares                                   96,666
          Shares released for allocation                      8,608
          Unreleased shares                                  27,575
                                                           --------
                                                            132,849
                                                           --------
                                                           --------
          Fair value of unreleased shares
          at November 30, 1996                           $  227,000
                                                           --------
                                                           --------

Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, 27,575 and 48,896 shares were no longer considered outstanding for the three months ended November 30, 1996 and 1995. The effect of adopting SOP 93-6 was not material on the net income, and resulted in an increase of less than 1% on the net income per share for the three months ended November 30, 1996 and 1995.

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

In fiscal 1995 the Company determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represent the Company's strength, and decided to sell its three Editel divisions which did not specialize in these areas. The Company recorded the carrying value of the assets related to these divisions as net assets held for sale, and a corresponding impairment charge, since these assets were no longer needed for the current and future operations of these divisions.

In fiscal 1996 the Company began marketing these divisions to potential buyers. In the first quarter of fiscal 1996 the Company recorded an impairment charge of $853,000 relating to the assets at all three Editel divisions. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the period such assets were held for sale based upon the depreciation method which the Company has found to be reasonable and appropriate.

In February 1996 the Company closed its Editel Chicago division, distributed the majority of its assets to other divisions throughout the Company and sold the remaining assets at an auction held in May 1996. Also in May 1996, after reevaluating the potential of the Editel Los Angeles division, the Company decided to retain and expand this division. In August of 1996 the Company closed its Editel New York division and distributed the majority of its editorial and computer graphics assets throughout the Company. In November 1996 the Company sold the majority of this division's remaining net assets held for sale of $1,587,000 to an unrelated third party for $1,400,000. The balance of the assets, which have been fully reserved, will be redeployed throughout the Company or disposed of through an auction. Proceeds from the sale of assets are used by the Company to repay outstanding debt.

6.   STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," provided companies a choice in the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," or the fair market value based method provided in SFAS No. 123. This statement is required to be adopted by the Company during its fiscal year ending August 31, 1997. The Company intends to use the intrinsic value-based method provided in APB No. 25 to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 is the obligation imposed on the Company to comply with the new disclosure requirements provided thereunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $1,945,000 during the quarter ended November 30, 1996, and consisted of the purchase of production, post production and graphics equipment for use throughout the Company.

Net cash provided by operating activities during the quarter ended November 30, 1996 and 1995 was $1,326,000 and $2,254,000, respectively. Net cash provided by operating activities for the quarter ended November 30, 1996 was offset by net cash of $113,000 used in investing activities which consisted of capital expenditures (net of proceeds from asset dispositions of $1,832,000), and by net cash used in financing activities of $1,328,000 for debt repayment, resulting in a net decrease in cash available of $115,000.

In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans. Term loan A is payable in 59 monthly principal payments of $89,000 through November 2000 and a payment of $2,249,000 at December 2000. Term loan B is repayable from the proceeds of sales of fixed assets. As of November 30, 1996, $2,486,000 has been repaid leaving a balance of $5,014,000 for term loan B. The remaining balance of term loan B is due in full on February 28, 1997. At November 30, 1996, $6,888,000 was outstanding under the revolving portion of the credit facility.

RESULTS OF OPERATIONS

Sales were $16,370,000 and $22,940,000 for the quarters ended November 30, 1996 and 1995, respectively, resulting in a decrease from the same period of the prior year. The decrease in sales is primarily due to the closure of the Company's Editel Chicago and Editel New York divisions in fiscal 1996. Also contributing to lower sales was the cancellation of the "Rush Limbaugh" and "Mark Walberg" talk shows, which had been produced at Unitel studios during the majority of fiscal 1996, and the out of service status of one of the Mobile division's most sophisticated units during a substantial portion of the first quarter of fiscal 1997 while being digitally retrofitted by Company engineers. The sales decrease in the first quarter of fiscal 1997 was partially offset by a significant increase in sales at the Company's Editel Los Angeles division.

The Company's net income for the quarter ended November 30, 1996 was $935,000, compared to net income of $522,000 for the comparable quarter of fiscal year 1996. While pretax income for the first quarter of fiscal 1997 was at the same level as the comparable period of the prior year, the effective tax rate of 5% in the first quarter of fiscal 1997 as compared with 47% in the first quarter of fiscal 1996 resulted in a significant increase in net income at November 30, 1996. The effective rate for the first quarter of fiscal 1997 was less than the prior period tax rate due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1995 and 1996.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 65% for the quarter ended November 30, 1996, as compared to 67% for the quarter ended November 30, 1995. The decrease in production expenses as a percentage of sales is primarily due to the closure of the Company's Editel Chicago and Editel New York divisions which had been incurring these expenses at a higher percent of sales compared with the Company's other divisions. Also included in the decrease in production expenses from the comparable quarter in the prior year is the impact of the reduction of certain cost estimates related to the closure of the Editel New York and Editel Chicago divisions.

Depreciation, as a percentage of sales, was 12.5% and 7.6% for the quarters ended November 30, 1996 and 1995, respectively. The increase in the quarter ended November 30, 1996 compared to the same period in the prior year was a result of the reclassification of the net property and equipment of the Company's three Editel divisions to net assets held for sale at August 31, 1995 with the corresponding depreciation expense recorded as impairment charges. In May 1996, the Company determined to retain its Editel Los Angeles division and, accordingly, resumed recording depreciation expense for this division. The impairment charge recorded in the first quarter of fiscal 1996 represents management's estimate of the decrease in value of these assets based upon the depreciation method which the Company has used in the past and which management has found to be reasonable and appropriate. Of the $853,000 impairment charge recorded in the first quarter of fiscal 1996, $377,000 related to the Editel Los Angeles division, which if recorded as depreciation expense in 1996 would have resulted in depreciation as a percentage of sales of 9.2% as compared to 7.6% in the first quarter of fiscal 1996. In addition, the majority of the assets of the Editel Chicago and Editel New York divisions were redistributed throughout the Company which contributed to the increase in depreciation expense in fiscal 1997.

Selling expenses, as a percentage of sales, for the quarters ended November 30, 1996 and 1995 were 3.0% and 2.9%, respectively. The increase in the first quarter of fiscal 1997 as compared to the same quarter in 1996 is mainly due to an increase in the sales staff at the New York divisions and at Editel Los Angeles.

General and administrative expenses, as a percentage of sales, for the quarters ended November 30, 1996 and 1995 were 8.4% and 10.7%, respectively. The decrease in general and administrative expenses as a percentage of sales is primarily due to the closure of the Company's Editel Chicago and Editel New York divisions which had been incurring these expenses as a higher percent of sales compared with the Company's other divisions. Also included in the decrease in production expenses from the comparable quarter in the prior year is the impact of the reduction of certain cost estimates related to the closure of the Editel New York and Editel Chicago divisions.

Interest expense, as a percentage of sales, for the quarters ended November 30, 1996 and 1995 was 5.1% and 3.7%, respectively. Since the level of outstanding debt in the first quarter of fiscal 1997 remained constant with the same period of the prior year and sales decreased in the first quarter of fiscal 1997, interest expense as a percentage of sales increased in fiscal 1997 when compared with the same period of the prior year.

The Company's effective tax rate was 5% and 47% for the first quarter of fiscal years 1997 and 1996, respectively. The effective tax rate for the first quarter of fiscal 1997 is less than the federal statutory rate of 34% due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1995 and 1996. The effective tax rate exceeded the federal statutory rate of 34% in fiscal 1996 due to state and local taxes.

PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K.
              1.  Exhibit 27.  Financial Data Schedule.

         (b) There were no reports filed on Form 8-K during the three month period ended November 30, 1996.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

         UNITEL VIDEO, INC.


         By:  /s/ Barry Knepper
            -----------------------------
            Barry Knepper
            President and Chief Executive Officer

         By:  /s/ George Horowitz
            -----------------------------
            George Horowitz
            Chief Financial Officer


Dated:    January 17 , 1997