Form 10-Q
period 1997-02-28
UNITEL VIDEO INC/DE
filed 1997-04-07
CIK 740103

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997
                               -----------------

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ---------------------

Commission file number 1-8654
                       ------

                              Unitel Video, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                              23-1713238
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                555 West 57th Street--New York, New York 10019
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (212) 265-3600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such requirements for the past 90 days
    . . .                                                         . . .
Yes . X .                                                      No .   .
    . . .                                                         . . .
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,674,665 Common shares outstanding as of April 7, 1997.
(Number of shares)                         (Date)

                              UNITEL VIDEO, INC.

                                  FORM 10-Q

                        QUARTER ENDED FEBRUARY 28, 1997


                                                                     PAGE
             INDEX                                                   NUMBER

Part I.      FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Consolidated Balance Sheets
                        February 28, 1997 (Unaudited) and
                        August 31, 1996                              3-4

                        Consolidated Statements of Operations
                        February 28, 1997 (Unaudited) and
                        February 29, 1996 (Unaudited)                5

                        Consolidated Statements of Cash Flows
                        February 28, 1997 (Unaudited)
                        and February 29, 1996 (Unaudited)            6-7

                        Notes to Consolidated Financial
                        Statements (Unaudited)                       8-10

             Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                   11-13

Part II.     OTHER INFORMATION

             Item 4.    Submission of Matters to a Vote of
                        Security-Holders                             14

             Item 6.    Exhibits and Reports on Form 8-K             14

                              UNITEL VIDEO, INC.
                                  FORM 10-Q
                        QUARTER ENDED FEBRUARY 28, 1997


Part 1.      FINANCIAL INFORMATION

             ITEM 1.    FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                FEBRUARY 28, 1997     AUGUST 31, 1996
                                                                -----------------     ----------------
                                                                   (UNAUDITED)             (NOTE)
ASSETS

Current Assets:

  Cash.......................................................     $      32,000        $    192,000
   Accounts receivable,
     less allowance for doubtful accounts
     of $435,000 and $712,000................................         6,958,000           8,701,000
   Other receivables.........................................           186,000             333,000
   Prepaid income taxes......................................           140,000             142,000
   Prepaid expenses..........................................           740,000             735,000
   Net assets held for sale..................................              --             1,587,000
   Deferred tax asset........................................           844,000             844,000
                                                                   ------------        ------------
Total current assets.........................................         8,900,000          12,534,000


Property and equipment--at cost
  Land, buildings and improvements...........................        20,314,000          19,915,000
  Video equipment............................................        98,832,000          97,023,000
  Furniture and fixtures.....................................         3,381,000           3,502,000
                                                                   ------------        ------------
                                                                    122,527,000         120,440,000


Less accumulated depreciation................................        73,496,000          69,974,000
                                                                   ------------        ------------
                                                                     49,031,000          50,466,000


Deferred tax asset...........................................         1,625,000           1,625,000
Goodwill.....................................................         1,790,000           1,859,000
Other assets.................................................         1,148,000           1,134,000
                                                                   ------------        ------------
                                                                   $ 62,494,000        $ 67,618,000
                                                                   ------------        ------------


Note: The balance sheet at August 31, 1996 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                              UNITEL VIDEO, INC.
                                  FORM 10-Q
                        CONSOLIDATED BALANCE SHEETS
                                 (Continued)


                                                      February 28, 1997          August 31, 1996
                                                      -----------------          ---------------
                                                         (Unaudited)                  (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                    $  4,284,000               $  4,967,000
  Accrued expenses                                         967,000                  1,450,000
  Payroll, benefits and related taxes                    1,719,000                  2,947,000
  Current maturities of long-term debt                   6,485,000                  8,362,000
  Current maturities of subordinated debt                1,167,000                  1,166,000
  Current maturities of ESOP loan                           75,000                    166,000
  Current maturities of capital lease obligations        1,870,000                  1,832,000
                                                      ------------               ------------
  Total current liabilities                             16,567,000                 20,890,000


Deferred rent                                              110,000                    325,000
Long-term debt, less current maturities                 19,859,000                 19,706,000
Subordinated debt, less current maturities               1,771,000                  1,979,000
Long-term leases, less current maturities                4,657,000                  5,604,000
Accrued retirement                                       1,240,000                  1,304,000


Stockholders' equity:
 Common stock, par value
  $.01 per share
  Authorized 5,000,000 shares
  Issued 3,540,954 and 3,532,554 shares
   respectively, and outstanding 2,674,665
   and 2,666,265 shares respectively                        27,000                     26,000
Additional paid-in capital                              27,552,000                 27,545,000
Accumulated deficit                                     (1,229,000)                (1,592,000)
Common stock held in treasury,
 at cost (866,289 shares)                               (7,974,000)                (7,974,000)
                                                      ------------               ------------
                                                        18,376,000                 18,005,000
Unearned employee benefit expense                          (86,000)                  (195,000)
                                                      ------------               ------------
 Total stockholders' equity                             18,290,000                 17,810,000
                                                      ------------               ------------
                                                      $ 62,494,000               $ 67,618,000
                                                      ------------               ------------


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

                                         UNITEL VIDEO, INC.
                                         ------------------
                                             FORM 10-Q
                                             ---------
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 -------------------------------------
                                            (Unaudited)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      ----------------------------  ----------------------------

                                                       FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------

Sales...............................................  $  15,000,000  $  20,529,000  $  31,370,000  $  43,469,000

Cost of sales:

     Production costs...............................     10,228,000     15,585,000     20,944,000     30,987,000

     Depreciation...................................      2,258,000      1,773,000      4,309,000      3,506,000
                                                      -------------  -------------  -------------  -------------

                                                         12,486,000     17,358,000     25,253,000     34,493,000
                                                      -------------  -------------  -------------  -------------

Gross profit........................................      2,514,000      3,171,000      6,117,000      8,976,000

Operating expenses:

     Selling........................................        509,000        660,000        994,000      1,336,000

     General and administrative.....................      1,751,000      2,543,000      3,121,000      4,987,000

     Interest.......................................        933,000        923,000      1,774,000      1,771,000

     Impairment charge..............................         --            886,000        --           1,739,000
                                                      -------------  -------------  -------------  -------------

                                                          3,193,000      5,012,000      5,889,000      9,833,000
                                                      -------------  -------------  -------------  -------------

Earnings (loss) from operations.....................       (679,000)    (1,841,000)       228,000       (857,000)

Other income........................................         76,000       --              154,000         --
                                                      -------------  -------------  -------------  -------------

Earnings (loss) before income taxes.................       (603,000)    (1,841,000)       382,000       (857,000)

Income taxes........................................        (31,000)      (462,000)        19,000       --
                                                      -------------  -------------  -------------  -------------

Net earnings (loss) applicable for common stock.....  $    (572,000) $  (1,379,000) $     363,000  $    (857,000)
                                                      -------------  -------------  -------------  -------------

Earnings (loss) Per Common Share

Net earnings (loss).................................  $        (.21) $       (0.53) $         .13  $       (0.33)
                                                      -------------  -------------  -------------  -------------

Weighted average of common and common equivalent
  shares outstanding................................      2,695,000      2,591,000      2,694,000      2,580,000
                                                      -------------  -------------  -------------  -------------

    See notes to consolidated financial statements.

                                  UNITEL VIDEO, INC.
                                  ------------------
                                       FORM 10-Q
                                       ---------
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                                     (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                             ----------------------------------

                                                                           FEBRUARY 28, 1997     FEBRUARY 29, 1996
                                                                          -------------------  -------------------

Cash Flows From Operating Activities:

      Net income (loss).........................................          $    363,000              $  (857,000)

      Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization.............................             4,505,000                3,525,000

      Net gain on disposal of equipment.........................              (196,000)                 (19,000)

      Deferred financing costs..................................                   --                  (570,000)

      Amortization of deferred financing costs..................                74,000                   89,000

      Deferred rent.............................................              (215,000)                   8,000

      Accrued retirement expense................................               (64,000)                  82,000

      Deferred income taxes.....................................                    --                  (79,000)

      Impairment charge.........................................                    --                1,739,000

   Decrease (Increase) in:

      Accounts receivable.......................................             2,020,000                1,875,000

      Allowance for doubtful accounts............................             (277,000)                 (73,000)

      Other receivables..........................................              147,000                   11,000

      Prepaid expenses...........................................               (5,000)                 148,000

      Prepaid taxes..............................................                2,000                  126,000

      Other assets................................................             (88,000)                (131,000)

  Increase (Decrease) in

      Accounts payable............................................             (683,000)             (2,715,000)

      Accrued expenses............................................             (483,000)               (382,000)

      Payroll and related taxes.................................. .          (1,228,000)                470,000
                                                                           ----------------         ----------------

          Total adjustments.......................................            3,509,000               4,104,000
                                                                           -----------------        ----------------

     Net cash provided by operating activities....................            3,872,000               3,247,000

   Cash Flows From Investing Activities:

      Capital expenditures.......................................            (3,422,000)             (4,464,000)

      Proceeds from disposal of equipment........................             2,204,000                  23,000
                                                                           -----------------        ----------------
 Net cash used in investing activities.............................           (1,218,000)             (4,441,000)

                                                                                          (Continued)

                                  UNITEL VIDEO, INC.
                                  ------------------
                                       FORM 10-Q
                                       ---------
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          -------------------------------------
                                     (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                        ----------------------------------
                                                                        FEBRUARY 28, 1997      FEBRUARY 29, 1996
                                                                        -----------------      -----------------

 Cash Flows From Financing Activities:
       Proceeds from long-term financing..........................           2,091,000             $ 22,520,000

       Proceeds from issuance of common stock.....................              39,000                  181,000

       Repayment of loan to ESOP..................................             (91,000)                 (82,000)

       Principal repayments.......................................          (4,931,000)             (21,130,000)

       Release of ESOP quarterly shares...........................              78,000                   97,000
                                                                           ----------------         ----------------
         Net cash (used) provided by financing activities.........          (2,814,000)               1,586,000
                                                                           ----------------        ----------------

         Net (Decrease)/Increase in Cash..........................            (160,000)                 392,000

 Cash Beginning of Year...........................................             192,000                  161,000
                                                                           ----------------         ----------------

 Cash End of Six Months..........................................         $     32,000             $    553,000
                                                                           ----------------         ----------------

 Schedule of income taxes and interest paid:

      Income Taxes Paid...........................................        $     17,000              $    68,000

      Interest Paid...............................................           1,757,000                1,555,000
                                                                            ----------------         ----------------

                                                                          $  1,774,000             $  1,623,000
                                                                            ----------------         ----------------

    See notes to consolidated financial statements.

                                UNITEL VIDEO, INC.
                                ------------------
                                      FORM 10-O
                                     ---------
                       SIX MONTHS ENDED FEBRUARY 28, 1997
                       ----------------------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    -------------------------------------------
                                   (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------

    The condensed consolidated balance sheet as of February 28, 1997, the consolidated statements of operations for the six months and quarters ended February 28, 1997 and February 29, 1996, and the consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 1997 and for all periods presented have been made.

    Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1996 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended February 28, 1997 are not necessarily indicative of the operating results for the full year.

2. STOCKHOLDERS' EQUITY

    During the six months ended February 28, 1997, stockholders' equity increased due to:

Net income........................................................  $ 363,000

Reduction in unearned employee benefit expense....................    109,000

Reduction in additional paid in capital resulting from the
  allocation of ESOP shares.......................................    (31,000)

Purchase of stock under the Unitel Video, Inc. Employee Stock
  Purchase Plan...................................................     39,000
                                                                    ---------

Total increase in stockholders' equity............................  $ 480,000
                                                                    ---------

3. PER SHARE DATA

    Per share data for the quarter and six months ended February 28, 1997 and February 29, 1996 is based on the weighted average number of common shares outstanding. In the quarter and six months ended February 28, 1997 and February 29, 1996 unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See Note 4).

4. 401(k) Employee Savings and Stock Ownership Plan
----------------------------------------------------

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

    The Plan's compensation expense was $69,000 and $39,000 for the six months and quarter ended February 28, 1997, respectively. A summary of the Plan's shares as of February 28, 1997 is as follows:

Allocated shares..................................................     96,666

Shares released for allocation....................................     11,836

Unreleased shares.................................................     24,347
                                                                    ---------

                                                                      132,849
                                                                    ---------

Fair value of unreleased shares at February 28, 1997..............  $ 158,000
                                                                    ---------

    Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the six months ended February 28, 1997, 24,347 shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net income, and resulted in an increase of approximately 1% on the net income per share for the six months ended February 28, 1997.

5. IMPAIRMENT AND RESTRUCTURING CHARGES
---------------------------------------

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

    In fiscal 1995 the Company determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represent the Company's strength, and decided to sell its three Editel divisions which did not specialize in these areas. The Company recorded the carrying value of the assets related to these divisions as net assets held for sale, and a corresponding impairment charge, since these assets were no longer needed for the current and future operations of the Company.

    In fiscal 1996 the Company began marketing these divisions to potential buyers. In the first six months of fiscal 1996 the Company recorded an impairment charge of $1,739,000 relating to the assets at all three Editel divisions. The impairment charge recorded represented management's estimate of the decrease in value of these assets during the period such assets were held for sale based upon the depreciation method which the Company has found to be reasonable and appropriate.

    In February 1996 the Company closed its Editel Chicago division, distributed the majority of its assets to other divisions throughout the Company and sold the remaining assets at an auction held in May 1996. Also in May 1996, after reevaluating the potential of the Editel Los Angeles division, the Company decided to retain and expand this division. Management's decision to retain and expand the Editel Los Angeles division was based on several factors including an improving business trend, new lines of business, new management, and increased cash flow. Based on these factors, management believes this division has positive growth potential. As a result, a determination was made to transfer to Editel Los Angeles equipment from the Editel New York and Editel Chicago divisions and upgrade the creative and technical staff at this facility. This was accomplished to enable the division to provide additional services for customers and expand into new areas of business. In August of 1996 the Company closed its Editel New York division and distributed the majority of its editorial and computer graphics assets throughout the Company. In November 1996 the Company sold the majority of this division's remaining net assets held for sale of $1,587,000 to an unrelated third party for $1,400,000. In February 1997 the remaining Editel New York assets were sold at auction or redeployed throughout the Company. Proceeds from the sale of assets are used by the Company to repay outstanding debt.

6. STOCK BASED COMPENSATION
---------------------------

    Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," provides companies a choice in the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," or the fair market value based method provided in SFAS No. 123. This statement is required to be adopted by the Company during its fiscal year ending August 31, 1997. The Company intends to use the intrinsic value-based method provided in APB No. 25 to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 is the obligation imposed on the Company to comply with the new disclosure requirements provided thereunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS.
        -------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $3,422,000 during the six months ended February 28, 1997, and consisted of the purchase of production, post production and graphics equipment for use throughout the Company.

    Net cash provided by operating activities during the six months ended February 28, 1997 was $3,872,000 and during the six months ended February 29, 1996 was $3,247,000. Net cash provided by operating activities for the six months ended February 28, 1997 was offset by $1,218,000 of cash used in investing activities, which consisted primarily of capital expenditures (net of proceeds from asset dispositions of $2,204,000), and by net cash used in financing activities of $2,814,000 for debt repayment, resulting in a net decrease in cash available of $160,000.

    In August 1995 the Company recorded a deferred tax asset related to the pre-tax losses and impairment charges incurred by the Company's Editel divisions. During fiscal 1996, the Company incurred additional pre-tax losses related to the operations and closure of the Editel New York and Editel Chicago divisions. It is management's determination that the deferred tax asset will be realized in future years based upon the Company's historical record of pre-tax profits prior to the last two fiscal years of pre-tax losses and based on the Company's current and projected pre-tax earnings.

    In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans. Term loan A is payable in 59 monthly principal payments of $89,000 through November 2000 and a payment of $2,249,000 at December 2000. Term loan B is repayable from the proceeds of sales of fixed assets. As of February 28, 1997, $2,804,000 has been repaid leaving a balance of $4,696,000 for term loan B. The remaining balance of term loan B is due in full on June 30, 1997. The Company anticipates that any remaining balance of term loan B which has not been repaid by the sale of fixed assets will be rescheduled to amortize over a period of time equal to the remaining term of term loan A. At February 28, 1997 $6,697,000 was outstanding under the revolving portion of the credit facility.

RESULTS OF OPERATIONS
---------------------

    Sales were $15,000,000 and $20,529,000 for the quarters ended February 28, 1997 and February 29, 1996, respectively. Sales were $31,370,000, and $43,469,000 for the six months ended February 28, 1997 and February 29, 1996, respectively. The decrease in sales in the six month period ending February 28, 1997 was due primarily to the closure of the Company's Editel Chicago and Editel New York divisions in fiscal 1996. Also contributing to lower sales was the cancellation of the "Rush Limbaugh" and "Mark Walberg" talk shows, which had been produced at Unitel studios during the majority of fiscal 1996, and the out of service status of one of the Mobile division's most sophisticated units during a substantial portion of the first quarter of fiscal 1997 while being digitally retrofitted by Company engineers. The sales decrease in the first six months of fiscal 1997 was partially offset by a significant increase in sales at the Company's Editel Los Angeles division.

    The Company's net loss for the quarter ended February 28, 1997 was $(572,000), compared to the net loss of $(1,379,000) for the comparable quarter of fiscal year 1996. The Company's net income was $363,000 for the six months ended February 28, 1997, compared with a net loss of $(857,000) for the same period of the prior fiscal year. The second quarter of the fiscal year has historically resulted in a loss which was minimized in fiscal 1997 by the closure of the Editel New York and Editel Chicago divisions during fiscal 1996. The loss in the second quarter of fiscal 1996 included severance costs associated with the closure of the Editel Chicago division and the restructuring of the Editel New York division. The effective tax rate for the first six months of fiscal 1997 was 5% as compared with 47% for the same period in the prior fiscal year. The effective rate for the first six months of fiscal 1997 was less than the prior period tax rate due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1995 and 1996.

    Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 68% for the quarter ended February 28, 1997, as compared to 76% for the quarter ended February 29, 1996 and were 67% and 71% for the first six months of fiscal years 1997 and 1996, respectively. The decrease in production expenses as a percentage of sales in the quarter and six months ended February 28, 1997 as compared with the same period in the prior year, is primarily due to the closure of the Company's Editel Chicago and Editel New York divisions which had been incurring these expenses at a higher percent of sales compared with the Company's other divisions. Also included in the decrease in production expenses from the comparable period in the prior year is the impact of the reduction of certain cost estimates related to the closure of the Editel New York and Editel Chicago divisions.

    Depreciation, as a percentage of sales, was 15% and 9% for the quarters ended February 28, 1997 and February 29, 1996, respectively, and 14% and 8% for the first six months of the 1997 and 1996 fiscal years, respectively. The increase in the quarter and six months ended February 28, 1997 as compared with the same period in the prior year, was a result of the reclassification of the net property and equipment of the Company's three Editel divisions to net assets held for sale at August 31, 1995 with the corresponding depreciation expense recorded as impairment charges. In May 1996, the Company determined to retain its Editel Los Angeles division and, accordingly, resumed recording depreciation expense for this division. The impairment charge recorded in the first six months of fiscal 1996 represents management's estimate of the decrease in value of these assets based upon the depreciation method which the Company has used in the past and which management has found to be reasonable and appropriate. Of the $1,739,000 impairment charge recorded in the first six months of fiscal 1996, $777,000 related to the Editel Los Angeles division, which if recorded as depreciation expense in 1996 would have resulted in depreciation as a percentage of sales of 12% as compared to 8% in the first six months of fiscal 1996. In addition, the majority of the assets of the Editel Chicago and Editel New York divisions were redistributed throughout the Company which contributed to the increase in depreciation expense in fiscal 1997.

    Selling expenses for the quarters ended February 28, 1997 and February 29, 1996 were 3.4% and 3.2% of sales, respectively, and 3.2% and 3.1% for the six months ended February 28, 1997 and February 29, 1996, respectively. The increase in the quarter and six months ended February 28, 1997 as compared with the same period in the prior year, is mainly due to an increase in the sales staff at the New York divisions and at Editel Los Angeles.

    General and administrative expenses, as a percentage of sales, for the quarters ended February 28, 1997 and February 29, 1996 were 11.7% and 12.4%, respectively, and 9.9% and 11.5% for the six months ended February 28, 1997 and February 29, 1996, respectively. The decrease in general and administrative expenses as a percentage of sales is primarily due to the closure of the Company's Editel Chicago and Editel New York divisions which had been incurring these expenses at a higher percent of sales compared with the Company's other divisions. Also included in the decrease in general and administrative expenses from the comparable period in the prior year is the impact of the reduction of certain cost estimates related to the closure of the Editel New York and Editel Chicago divisions.

    Interest expense, as a percentage of sales, for the quarters ended February 28, 1997 and February 29, 1996 was 6.2% and 4.5%, respectively, and 5.7% and 4.1% for the six months ended February 28, 1997 and February 29, 1996. Since the level of outstanding debt in the first six months of fiscal 1997 remained constant with the same period of the prior year and sales decreased in the first six months of fiscal 1997, interest expense as a percentage of sales increased in fiscal 1997 when compared with the same period of the prior year.

    The Company's effective tax rate was 5% and 47% for the first six months of fiscal years 1997 and 1996, respectively. The effective tax rate for the first six months of fiscal 1997 is less than the federal statutory rate of 34% due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1995 and 1996. The effective tax rate exceeded the federal statutory rate of 34% in fiscal 1996 due to state and local taxes.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    (a) The Annual Meeting of Stockholders of the Company was held on February 5, 1997.

    (b) At the Annual Meeting, Herbert Bass and Alex Geisler were elected as Directors for terms expiring in 2000. The term of office as a Director of Walter G. Arader, Philip S. Birsh, Barry Knepper and Richard Clouser continued after the meeting.

    (c) The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes, as to the election of Directors, were as follows:

                                                            TOTAL VOTES        TOTAL VOTES
NOMINEE                                                         FOR             WITHHELD
---------------------------------------------------------  --------------  -------------------

Herbert Bass.............................................      2,234,712          184,242

Alex Geisler.............................................      2,234,712          184,242


    There were no abstentions or broker non-votes for the election of Directors.

    (d) In addition, at the Annual Meeting an amendment (the "Amendment") to the Company's 1992 Stock Option Plan (the "Plan") was approved providing for each non-employee Director to receive an automatic grant on each May 1st during the term of the Plan of an option to purchase 3,000 shares of the Company's stock, increased from the 1,000 shares of stock subject to the automatic grant prior to approval of the Amendment.

    (e) The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes, as to the approval of the Amendment, were as follows:


TOTAL VOTES FOR      TOTAL VOTES AGAINST   ABSTENTIONS
---------------      --------------------  -----------

2,003,072            239,692               10,146

    There were 166,044 broker non-votes for the approval of the Amendment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits required to be filed by item 601 of Regulation S-K.

        (1) Exhibit 10. Amended 1992 Stock Option Plan.
        (2) Exhibit 27. Financial Data Schedule.

    (b) There were no reports filed on Form 8-K during the six month period ended February 28, 1997.

      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

     UNITEL VIDEO, INC.

    By: /s/ Barry Knepper
        -----------------------------------------
            Barry Knepper
            President and Chief Executive Officer

    By: /s/ George Horowitz
        ------------------------------------------
            George Horowitz
            Chief Financial Officer

Dated: April 7, 1997