Form 10-Q
period 1997-05-31
UNITEL VIDEO INC/DE
filed 1997-07-09
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ----------------------

Commission file number 1-8654

                                Unitel Video, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        23-1713238
------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer)
 incorporation or organization)                         Identification No.

              555 West 57th Street--New York, New York 10019
------------------------------------------------------------------------------
                 (Address of principal executive offices)


                             (212) 265-3600
------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

2,674,665 Common shares outstanding as of July 8, 1997
(Number of shares)                               (Date)

                               UNITEL VIDEO, INC.

                                   FORM 10-Q

                          QUARTER ENDED May 31, 1997


                                                                         Page
                                                    INDEX               NUMBER

Part I.        FINANCIAL INFORMATION

               Item 1.   Financial Statements

                         Consolidated Balance Sheets May 31,
                         1997 (Unaudited) and August 31, 1996             3-4

                         Consolidated Statements of
                         Operations May 31, 1997 (Unaudited)
                         and May 31, 1996 (Unaudited)                       5

                         Consolidated Statements of Cash
                         Flows May 31, 1997 (Unaudited) and
                         May 31, 1996 (Unaudited)                         6-7

                         Notes to Consolidated Financial
                         Statements (Unaudited)                          8-10

               Item 2.   Management's Discussion and
                         Analysis of Financial Condition and
                         Results of Operations                          11-14


Part II.       OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K                  15

                              UNITEL VIDEO, INC.

                                  FORM 10-Q

                          QUARTER ENDED May 31, 1997


Part 1.        FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     AUGUST 31,
                                                    MAY 31, 1997       1996
                                                   -------------  --------------
                                                    (UNAUDITED)       (NOTE)

ASSETS
------

Current Assets:

  Cash............................................  $      75,000   $    192,000
  Accounts receivable, net........................      7,417,000      8,701,000
  Other receivables...............................         82,000        333,000
  Prepaid income taxes............................        186,000        142,000
  Prepaid expenses................................        500,000        735,000
  Net assets held for sale........................         --          1,587,000
  Deferred tax asset..............................        844,000        844,000
                                                    -------------  -------------
Total current assets..............................      9,104,000     12,534,000

Property and equipment--at cost
  Land, buildings and improvements................     20,287,000     19,915,000
  Video equipment.................................    104,043,000     97,023,000
  Furniture and fixtures..........................      4,107,000      3,502,000
                                                    ------------- --------------
                                                      128,437,000    120,440,000

Less accumulated depreciation.....................     75,550,000     69,974,000
                                                    ------------- --------------
                                                       52,887,000     50,466,000

Deferred tax asset................................      1,625,000      1,625,000
Goodwill..........................................      1,755,000      1,859,000
Other assets......................................      1,126,000      1,134,000
                                                    ------------- --------------
                                                    $  66,497,000   $ 67,618,000
                                                    ------------- --------------

Note: The balance sheet at August 31, 1996 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                              UNITEL VIDEO, INC.

                                  FORM 10-Q

                         CONSOLIDATED BALANCE SHEETS
                                  (Continued)


                                                                    AUGUST 31,
                                                     MAY 31, 1997     1996
                                                     (UNAUDITED)     (NOTE)
                                                    ------------- --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable................................      6,471,000   $  4,967,000
  Accrued expenses................................        573,000      1,450,000
  Payroll, benefits and related taxes.............      1,538,000      2,947,000
  Current maturities of long-term debt............      7,090,000      8,362,000
  Current maturities of subordinated debt.........      1,167,000      1,166,000
  Current maturities of ESOP loan.................         30,000        166,000
  Current maturities of capital
    lease obligations.............................      2,120,000      1,832,000
                                                    ------------- --------------
  Total current liabilities.......................     18,989,000     20,890,000

Deferred rent.....................................        114,000        325,000
Long-term debt, less current maturities...........     21,786,000     19,706,000
Subordinated debt, less current maturities........      1,667,000      1,979,000
Long-term leases, less current maturities.........      4,928,000      5,604,000
Accrued retirement................................      1,208,000      1,304,000

Stockholders' equity:
  Common stock, par value $.01 per share
    Authorized 5,000,000 shares Issued
    2,674,665 and 3,532,554 shares
    respectively, and outstanding and
    2,666,265 shares respectively.................         27,000        26,000
Additional paid-in capital........................     27,538,000    27,545,000
Accumulated deficit...............................     (1,754,000)   (1,592,000)
Common stock held in treasury, at cost
  (866,289 shares)................................     (7,974,000)   (7,974,000)
                                                    -------------  ------------
                                                       17,837,000    18,005,000
Unearned employee benefit expense.................        (32,000)     (195,000)
                                                    -------------  ------------
  Total stockholders' equity......................     17,805,000    17,810,000
                                                    -------------  ------------
                                                    $  66,497,000  $ 67,618,000
                                                    -------------  ------------
                                                    -------------  ------------

Note: The balance sheet at August 31, 1996 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                                UNITEL VIDEO, INC.

                                    FORM 10-Q

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED MAY 31,    NINE MONTHS ENDED MAY 31,
                                                      ----------------------------  ----------------------------

                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------

Sales...............................................  $  15,840,000  $  19,281,000  $  47,210,000  $  62,750,000

Cost of sales:
  Production costs..................................     10,993,000     13,910,000     31,937,000     44,897,000
  Depreciation......................................      2,101,000      2,205,000      6,410,000      5,711,000
                                                      -------------  -------------  -------------  -------------
                                                         13,094,000     16,115,000     38,347,000     50,608,000
                                                      -------------  -------------  -------------  -------------

Gross profit........................................      2,746,000      3,166,000      8,863,000     12,142,000

Operating expenses:
  Selling...........................................        413,000        496,000      1,407,000      1,832,000
  General and administrative........................      2,072,000      2,429,000      5,193,000      7,416,000
  Interest..........................................        900,000        984,000      2,674,000      2,755,000
  Restructuring charge (Note 5).....................       --            1,246,000       --            1,246,000
  Impairment charge.................................       --              261,000       --            2,000,000
                                                      -------------  -------------  -------------  -------------
                                                          3,385,000      5,416,000      9,274,000     15,249,000
                                                      -------------  -------------  -------------  -------------
Earnings (loss) from operations....................        (639,000)    (2,250,000)      (411,000)    (3,107,000)

Other income (loss)................................          96,000        (37,000)       250,000        (37,000)
                                                      -------------  -------------  -------------  -------------

Earnings (loss) before income taxes................        (543,000)    (2,287,000)      (161,000)    (3,144,000)

Income taxes.......................................         (18,000)         3,000          1,000          3,000
                                                      -------------  -------------  -------------  -------------

Net earnings (loss) applicable for common stock....   $    (525,000) $  (2,290,000) $    (162,000) $  (3,147,000)
                                                      -------------  -------------  -------------  -------------

Net earnings (loss) per common share...............   $        (.20) $        (.88) $        (.06) $       (1.21)
                                                      -------------  -------------  -------------  -------------
Weighted average of common and common equivalent
  shares outstanding...............................       2,681,000      2,611,000      2,690,000      2,591,000
                                                      -------------  -------------  -------------  -------------

See notes to consolidated financial statements.

                                           UNITEL VIDEO, INC.

                                              FORM 10-Q

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                           NINE MONTHS ENDED
                                                                      ---------------------------
                                                                      MAY 31, 1997  MAY 31, 1996
                                                                      ------------  -------------
Cash Flows From Operating Activities:

  Net loss.........................................................   $ (162,000)  $  (3,147,000)
    Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization....................................    6,621,000       5,728,000
  Net gain on disposal of equipment................................     (211,000)        (17,000)
  Amortization of deferred financing costs.........................      115,000         174,000
  Deferred financing costs.........................................       --            (585,000)
  Deferred rent....................................................     (211,000)       (457,000)
  Accrued retirement expense.......................................      (96,000)        123,000
  Impairment charge................................................       --           2,000,000

  Decrease (Increase) in:
    Accounts receivable..............................................    1,284,000       3,291,000
    Other receivables................................................      251,000          54,000
    Prepaid expenses.................................................      235,000         615,000
    Prepaid taxes....................................................      (44,000)        116,000
    Other assets.....................................................     (104,000)       (118,000)
    Deferred tax asset...............................................       --             (79,000)
  Increase (Decrease) in:
    Accounts payable.................................................    1,504,000      (3,244,000)
    Accrued expenses.................................................     (877,000)        (30,000)
    Payroll and related taxes........................................   (1,409,000)       (716,000)
                                                                      ------------  -------------
    Total adjustments................................................    7,058,000       6,855,000
                                                                      ------------  -------------
      Net cash provided by operating activities......................    6,896,000       3,708,000

  Cash Flows From Investing Activities:
    Capital expenditures.............................................   (9,373,000)     (6,340,000)
    Proceeds from disposal of equipment..............................    2,230,000         898,000
                                                                      ------------  -------------

      Net cash used in investing activities..........................   (7,143,000)     (5,442,000)

                               UNITEL VIDEO, INC.

                                   FORM 10-Q

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                       NINE MONTHS ENDED
                                                                  ---------------------------
                                                                  MAY 31, 1997  MAY 31, 1996
                                                                  ------------  -------------
Cash Flows From Financing Activities:
  Proceeds from long-term financing..............................   $9,874,000   $  24,503,000
  Proceeds from issuance of common stock.........................       39,000         223,000
  Repayment of loan to ESOP......................................     (136,000)       (142,000)
  Principal repayments...........................................   (9,765,000)    (22,950,000)
  Release of ESOP quarterly shares...............................      118,000         146,000
                                                                  ------------  -------------
  Net cash provided (used) by financing activities...............      130,000       1,780,000
                                                                  ------------  -------------

Net Increase (Decrease) in Cash.................................     (117,000)         46,000

Cash Beginning of Year..........................................      192,000         161,000
                                                                  ------------  -------------

Cash End of Nine Months.........................................   $   75,000   $     207,000
                                                                  ------------  -------------

Schedule of income taxes and interest paid:
  Income Taxes Paid.............................................   $   30,000   $      77,000
  Interest Paid.................................................    2,416,000       2,237,000
                                                                  ------------  -------------
                                                                   $2,446,000   $   2,314,000
                                                                  ------------  -------------

    See notes to consolidated financial statements.

                                         UNITEL VIDEO, INC.

                                             FORM 10-Q

                                  NINE MONTHS ENDED MAY 31, 1997
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of May 31, 1997, the consolidated statements of operations for the nine months and quarters ended May 31, 1997 and 1996, and the consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 1997 and for all periods presented have been made.

    Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1996 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended May 31, 1997 are not necessarily indicative of the operating results for the full year.

2. STOCKHOLDERS' EQUITY

    During the nine months ended May 31, 1997, stockholders' equity decreased due to:

Net loss.........................................................  $(162,000)
Reduction in unearned employee benefit expense...................    163,000
Reduction in additional paid in capital resulting from the
  allocation of ESOP shares......................................    (45,000)
Purchase of stock under the Unitel Video Inc. Employee Stock
  Purchase Plan..................................................     39,000
                                                                   ---------
Total decrease in stockholders' equity...........................  $  (5,000)
                                                                   ---------
3. PER SHARE DATA

    Per share data for the quarter and nine months ended May 31, 1997 and 1996 is based on the weighted average number of common shares outstanding. In the quarter and nine months ended May 31, 1997, unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See Note 4).

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

    The Plan's compensation expense was $117,000 and $39,000 for the nine months and quarter ended May 31, 1997, respectively. A summary of the Plan's shares as of May 31, 1997 is as follows:

       Allocated shares...............................     96,666
       Shares released for allocation.................     15,064
       Unreleased shares..............................     21,119
                                                        ---------
                                                          132,849
                                                        ---------

       Fair value of unreleased shares at
         May 31, 1997.................................  $ 127,000
                                                        ---------

    Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the nine months ended May 31, 1997, 21,119 shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net loss, and resulted in a decrease of approximately 1% on the net loss per share for the nine months ended May 31, 1997.

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

    In fiscal 1996 the Company began marketing these divisions to potential buyers. In the first nine months of fiscal 1996 the Company recorded an impairment charge of $2,000,000 relating to the assets at all three Editel divisions. The impairment charge recorded represented management's estimate of the decrease in value of these assets during the period such assets were held for sale based upon the depreciation method which the Company has found to be reasonable and appropriate.

    In February 1996 the Company closed its Editel Chicago division, distributed the majority of its assets to other divisions throughout the Company and sold the remaining assets at an auction held in May 1996. In the third quarter of 1996 the Company recorded a restructuring charge of $1,246,000 related to the real estate lease buy out for the Editel Chicago division. Also in May 1996, after reevaluating the potential of the Editel Los Angeles division, the Company decided to retain and expand this division, based on its improving business trend, new lines of business, new management and increased cash flow. In August of 1996 the Company closed its Editel New York division and distributed the majority of its editorial and computer graphics assets throughout the Company. In November 1996 the Company sold the majority of this division's remaining net assets held for sale of $1,587,000 to an unrelated third party for $1,400,000. In February 1997 the remaining Editel New York assets were sold at an auction or redeployed throughout the Company. In April 1997 the Company announced the merger of its Unitel Hollywood and Editel Los Angeles divisions under one roof at the Editel Los Angeles facility. A majority of the equipment previously in use at Unitel Hollywood is being used at either the new combined facility or at the Company's facilities in New York City. The balance of the equipment has either already been sold in private sales or will be sold at an auction to be held in July 1997. Proceeds from the sale of assets are used by the Company to repay outstanding debt.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $9,373,000 during the nine months ended May 31, 1997, and consisted of the purchase of production, post production and graphics equipment for use throughout the Company including approximately $4,700,000 for the construction of a new digital mobile production unit.

    Net cash provided by operating activities during the nine months ended May 31, 1997 was $6,896,000 and during the nine months ended May 31, 1996 was $3,708,000. Net cash provided by operating activities for the nine months ended May 31, 1997 was offset by $7,143,000 of cash used in investing activities, which consisted primarily of capital expenditures (net of proceeds from asset dispositions of $2,230,000) and was supplemented by net cash provided by financing activities of $130,000, resulting in a net decrease in cash available of $117,000.

    In August 1995 the Company recorded a deferred tax asset related to the pre-tax losses and impairment charges incurred by the Company's Editel divisions. During fiscal 1996, the Company incurred additional pre-tax losses related to the operations and closure of the Editel New York and Editel Chicago divisions. It is management's determination that the deferred tax asset will be realized in future years based upon the Company's historical record of pre-tax profits prior to the last two fiscal years of pre-tax losses and based on the Company's projected pre-tax earnings.

    In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans. In May 1997 the loan agreement was renegotiated with $2.5 million of Term loan B rescheduled to become part of Term loan A. The lender also made available an additional $500,000 as part of Term loan A. Term loan A was then rescheduled to be payable in monthly principal payments of $100,000 through December 2001 with the balance of $4,700,000 due on December 12, 2001. Term loan B is repayable from the proceeds of sales of fixed assets. As of May 31, 1997 Term Loan B had a balance of $2,142,000 outstanding, of which $642,000 has been repaid as of June 29, 1997 with the remainder due by September 30, 1997. In addition, the lender has provided the Company with a $3.5 million bridge loan to be repaid from the proceeds of an $8.5 million industrial revenue bond financing, scheduled to close in July 1997. The industrial revenue bonds will be issued by the Allegeny County (Pennsylvania) Industrial Development Authority in an initial principal amount of $5 million and the proceeds of the bonds will be used by the Company to finance expenses incurred in connection with the construction of up to two digital mobile production units. At May 31, 1997 there was $3,000,000 outstanding on the bridge loan and $6,174,000 outstanding under the revolving credit portion of the facility.

    In May 1997 the Company announced the establishment of a Canadian mobile television operation in Montreal, Canada. The expansion of the Company's mobile operations includes sales and marketing personnel and a maintenance facility which serves as the Company's Canadian hub allowing the Company to better serve its North American clients while also developing business and market share.

RESULTS OF OPERATIONS

    Sales were $15,840,000 and $19,281,000 for the quarters ended May 31, 1997 and 1996, respectively. Sales were $47,210,000, and $62,750,000 for the nine months ended May 31, 1997 and 1996, respectively. The decrease in sales in the nine month period ending May 31, 1997 was due primarily to the closure of the Company's Editel Chicago and Editel New York divisions in fiscal 1996. Also contributing to lower sales was the cancellation of the "Rush Limbaugh" and "Mark Walberg" talk shows, which had been produced at Unitel studios during the majority of fiscal 1996, and the unavailability of one of the Mobile division's most sophisticated units during a substantial portion of the first quarter of fiscal 1997 while being digitally retrofitted by Company engineers. The sales decrease in the first nine months of fiscal 1997 was partially offset by a significant increase in sales at the Company's Editel Los Angeles division.

    The Company's net loss for the quarter ended May 31, 1997 was $525,000, compared to a net loss of $2,290,000 for the comparable quarter of fiscal year 1996. The Company's net loss was $162,000 for the nine months ended May 31, 1997, compared with a net loss of $3,147,000 for the same period of the prior fiscal year. The Company's 1997 third quarter net loss of $525,000 was due substantially to the Company's decision to merge its West coast Unitel Hollywood and Editel Los Angeles facilities resulting in a loss of $900,000 from the Unitel Hollywood operations during the third quarter. The losses incurred in merging the West coast facilities were attributable to a loss of business related to the transition, severance costs and other costs which the Company incurred in its efforts to maintain client relationships and employee morale during the transition.

    Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 69% for the quarter ended May 31, 1997, as compared to 72% for the quarter ended May 31, 1996 and were 68% and 72% for the first nine months of fiscal years 1997 and 1996, respectively. The decrease in production expenses as a percentage of sales in the quarter and nine months ended May 31, 1997, as compared with the same period in the prior year, is primarily due to the closure of the Company's Editel Chicago and Editel New York divisions which had been incurring these expenses at a higher percent of sales compared with the Company's other divisions. Also included in the decrease in production expenses from the comparable period in the prior year is the impact of the reduction of certain cost estimates related to the closure of the Editel New York and Editel Chicago divisions.

Depreciation, as a percentage of sales, was 13% and 11% for the quarters ended May 31, 1997 and 1996, respectively, and 14% and 9% for the first nine months of the 1997 and 1996 fiscal years, respectively. The increase in the quarter and nine months ended May 31, 1997 as compared with the same period in the prior year, was a result of the reclassification of the net property and equipment of the Company's three Editel divisions to net assets held for sale at August 31, 1995 with the corresponding depreciation expense recorded as impairment charges. In May 1996, the Company determined to retain its Editel Los Angeles division and, accordingly, resumed recording depreciation expense for this division. The impairment charge recorded in the first nine months of fiscal 1996 represents management's estimate of the decrease in value of these assets based upon the depreciation method which the Company has used in the past and which management has found to be reasonable and appropriate. Of the $2,000,000 impairment charge recorded in the first nine months of fiscal 1996, $777,000 related to the Editel Los Angeles division, which if recorded as depreciation expense in 1996 would have resulted in depreciation as a percentage of sales of 10% as compared to 9% in the first nine months of fiscal 1996. In addition, the majority of the assets of the Editel Chicago and Editel New York divisions were redistributed throughout the Company which contributed to the increase in depreciation expense in fiscal 1997.

    Selling expenses for both quarters ended May 31, 1997 and 1996 were 2.6% of sales, and 3.0% and 2.9% for the nine months ended May 31, 1997 and 1996, respectively. The increase in the nine months ended May 31, 1997 as compared with the same period in the prior year, is mainly due to an increase in the sales staff at the New York divisions and at Editel Los Angeles.

    General and administrative expenses, as a percentage of sales, for the quarters ended May 31, 1997 and 1996 were 13.1% and 12.6%, respectively, and 11.0% and 11.8% for the nine months ended May 31, 1997 and 1996, respectively. The increase in general and administrative expenses as a percentage of sales during the third quarter of fiscal 1997 when compared with the same period of the prior year is primarily due to costs incurred related to the merger of the Company's West coast divisions. The decrease in general and administrative expenses as a percentage of sales for the nine months ended May 31, 1997 when compared with the same period in the prior year is primarily due to the closure of the Company's Editel Chicago and Editel New York divisions which had been incurring these expenses at a higher percentage of sales compared with the Company's other divisions. Also included in the decrease in general and administrative expenses from the comparable period in the prior year is the impact of the reduction of certain cost estimates related to the closure of the Editel New York and Editel Chicago divisions.

    Interest expense, as a percentage of sales, for the quarters ended May 31, 1997 and 1996 was 5.7% and 5.1%, respectively, and 5.7% and 4.4% for the nine months ended May 31, 1997 and 1996. Since the level of outstanding debt in the first nine months of fiscal 1997 remained constant with the same period of the prior year and sales decreased in the first nine months of fiscal 1997, interest expense as a percentage of sales increased in fiscal 1997 when compared with the same period of the prior year.

    The Company's effective tax rate was 5% and 47% for the first nine months of fiscal years 1997 and 1996, respectively. The effective tax rate for the first nine months of fiscal 1997 is less than the federal statutory rate of 34% due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1995 and 1996. The effective tax rate exceeded the federal statutory rate of 34% in fiscal 1996 due to state and local taxes.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits required to be filed by Item 601 of Regulation S-K.

    1. Exhibit 4(A). Second Amendment to Loan and Security Agreement and Limited Waiver dated as of February 24, 1997.

    2. Exhibit 4(B). Third Amendment and Limited Waiver to Amended and Restated Loan and Security Agreement dated as of March 21, 1997.

    3. Exhibit 4(C). Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of May 7, 1997.

    4. Exhibit 10(A). Employment Agreement between Editel Los Angeles and Albert Walton dated as of March 20, 1997.

    5. Exhibit 10(B). Employment Agreement between Unitel Video, Inc. and Mark Miller dated as of March 20, 1997.

    6. Exhibit 27. Financial Data Schedule.

    (b) There were no reports filed on Form 8-K during the nine month period ended May 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

         UNITEL VIDEO, INC.

    BY: /S/ BARRY KNEPPER
       ------------------------------
       Barry Knepper
       CHIEF EXECUTIVE OFFICER


    BY: /S/ GEORGE HOROWITZ
       ------------------------------
       George Horowitz
       CHIEF FINANCIAL OFFICER

DATED: JULY 8, 1997