Form 10-K
period 1997-08-31
UNITEL VIDEO INC/DE
filed 1997-12-15
CIK 740103

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended         AUGUST 31, 1997
                             -----------------------------------------
                                          OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-----    THE SECURITIES EXCHANGE ACT  OF 1934

For the transition period from               to
                              --------------    -----------

Commission file number 1-8654
                       ------

                                  UNITEL VIDEO, INC.
----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                23-1713238
-----------------------------          ---------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

555 WEST 57TH STREET, NEW YORK, NEW YORK                   10019
---------------------------------------------    -------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:        (212) 265-3600
                                                      -------------------

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------               -----------------------------------------
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

                        Yes    X            No
                            ------             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

                             (Cover Page:  1 of 2 Pages)

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at November 21, 1997 was approximately $16,090,000.

There were 2,674,665 shares of Common Stock outstanding at November 21, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain portions of the Registrant's Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

                                        PART I

ITEM 1.       BUSINESS

GENERAL

    Unitel Video, Inc. (the "COMPANY") provides a full range of services to the video and film communications industry for the recording, editing, creation of digital effects and duplication of television programs, commercials and corporate and other communications on videotape. The Company's services are provided primarily in the following areas: studio videotape recording, mobile videotape recording and live telecasting, film to videotape transfer, editing, digital effects and videotape duplication. The Company also designs and produces custom internet, CD-ROM, DVD, videodisc and networked multimedia presentations.

    The Company's services are provided at facilities located in New York City and Los Angeles and through the Company's Mobile division based in Pittsburgh, Pennsylvania, Burbank, California, and Montreal, Canada. The Mobile division provides "on-location" services (the "Mobile Business"), including technical personnel, for videotape recording and live telecasting of sports, entertainment, cultural and other events throughout North America. In fiscal 1997, the Company established Unitel Video Canada Inc., a wholly owned subsidiary of the Company, to engage in the Mobile Business in Canada.

    As the Company is in a service industry it does not use raw materials. It does, however, use videotape. Videotape is readily available from numerous sources and the Company has not experienced, nor does it anticipate experiencing, difficulty in obtaining videotape for its operations. In addition, the Company has service contracts with its customers, generally for facilities and personnel at specific times or on a project or job-by-job basis (as more fully described below under the caption "Marketing") and, accordingly, does not have backlog as such.

    The Company's cost structure is such that depreciation, selling expenses and general and administrative expenses do not generally fluctuate from quarter to quarter during a fiscal year based on sales volume. Furthermore, a majority of production costs are fixed. Accordingly, relatively small variations in quarterly sales historically have resulted in disproportionately greater variations in net earnings. In part due to the foregoing, during fiscal years 1997, 1996 and 1995, the Company recognized a significantly greater proportion of net earnings in the first quarter, when sales are traditionally higher, as compared to the other quarters of the fiscal year. See Note L to Notes to Consolidated Financial Statements.

SERVICES

    The Company provides services in two broad categories, production services and post production services. In 1995, the Company made a decision to refocus its resources toward the entertainment and corporate communications areas, its traditional strengths. As part of this strategy the Company has reduced its post production assets that service the highly competitive commercial advertising segment of the industry. As a result of this change, revenues generated from post production services have declined from 63% of sales in 1995 to 50% of sales in 1997, while revenues from the production area have increased from 37% of sales in 1995 to 50% of sales in 1997. The Company anticipates that this trend will continue in fiscal 1998.

    PRODUCTION SERVICES

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

  Among the programs produced at the Company's studio facilities are "The Sally Jessy Raphael Show", "Inside Edition", "The Montel Williams Show", "The Chris Rock Show" and "American Journal". Studio recording accounted for approximately 18%, 18% and 16% of the Company's revenues during the fiscal years ended August 31, 1997, 1996 and 1995, respectively.

    MOBILE VIDEOTAPE RECORDING AND LIVE TELECASTING. The Company's Mobile division provides videotape recording and live telecasting services "on-location" by transporting videotape and other related equipment in its mobile vehicles. These vehicles have been designed to serve as the production control center for events in sports arenas, concert halls, theaters and other locations. The Company also arranges for the skilled technical personnel required to perform these services. The Company's ten mobile vehicles are equipped to travel on a continuous basis throughout North America and can be maintained in the field. The Company's Mobile division accounted for approximately 32%, 27% and 21% of the Company's revenues during the fiscal years ended August 31, 1997, 1996 and 1995, respectively. Some of the events handled by the Company's mobile production units include "Live from the Met", "Live from Lincoln Center", "The Grammy Awards", "The Emmy Awards", "The Academy Awards", major golf and tennis tournaments, broadcast of Pittsburgh Pirates, Montreal Expos and Toronto Blue Jays major league baseball games and the international broadcast of the "Super Bowl".

    POST PRODUCTION SERVICES.

    FILM TO VIDEOTAPE TRANSFER. The Company provides the facilities and technical personnel for transferring 16mm and 35mm motion picture positive and negative film and slides to videotape. Through the use of computers, the color of the picture may be corrected, altered or enhanced frame by frame to meet client needs. Film to videotape transfer accounted for approximately 8%, 10% and 9% of the Company's revenues during the fiscal years ended August 31, 1997, 1996 and 1995, respectively. The Company has performed this service for major theatrical motion pictures such as "Amistad" and "The Jackal", and television programs such as "Star Trek:Voyager", "Star Trek: Deep Space Nine" and "The Simpsons".

    EDITING. The Company provides editing equipment and skilled personnel required to perform the editing, special optical and audio effects, titling and other technical work necessary to produce a master videotape suitable for broadcast, cablecast, duplication or other distribution. Using computer-controlled electronic editing equipment, video and audio tape recorders and special effects and titling equipment, videotape recorded by the Company or others is processed into a finished product. Editing accounted for approximately 26%, 30% and 35% of the Company's revenues during the fiscal years ended August 31, 1997, 1996 and 1995, respectively. Among the programs edited at the Company's facilities are "Star Trek:Voyager", "Star Trek: Deep Space Nine" and "The Sally Jessy Raphael Show".

    DIGITAL EFFECTS. The Company offers creative consultation, technical assistance and full-service facilities for the creation of computer-generated graphics, special effects and animation in the digital format in both 2-D and 3-D. These services accounted for approximately 7%, 8% and 9% of the Company's revenues during the fiscal years ended August 31, 1997, 1996 and 1995, respectively. The Company's projects in this area include various commercials for Toyota, Sears and Nike and major theatrical motion pictures such as "Air Force One", "Star Ship Troopers" and "Devils Advocate".

    VIDEOTAPE DUPLICATION. The Company furnishes videotape duplication services in all formats, including formats available for broadcast and cablecast in the United States as well as the multiple formats used abroad. Duplication services accounted for approximately 5%, 4% and 4% of the Company's revenues during the fiscal years ended August 31, 1997, 1996 and 1995, respectively.

    NEW MEDIA SERVICES. The Company designs and produces custom internet websites and DVD, CD-ROM, videodisc and networked multimedia presentations for clients in the publishing, financial services, pharmaceutical, entertainment, advertising, retail, telecommunications and utility industries. Extensive use of other Company resources are integrated into these productions, including video compression, digital to video transfers, digital effects and studio and location recording. The Company also provides MPEG compression services for Softkey, Sony Interactive and Grey Advertising. New Media Services accounted for approximately 1% of the Company's revenues during each of the fiscal years ended August 31, 1997, 1996 and 1995.

MARKETING

    The Company markets its services principally to cable television program suppliers, independent producers, national television networks, local television stations, motion picture studios, advertising agencies, and program syndicators and distributors through the direct efforts of its internal sales personnel and through advertising in certain trade publications. The Company has no material patents. The Company markets its services through the use of the Unitel and Editel names.

    Customers for editing services, film-to-tape transfer, digital effects and videotape recording of television commercials generally make arrangements for the Company's services without significant advance notice, on a project or job-by-job basis. Customers for studio and "on-location" videotape recording or live telecasting of programs generally make arrangements longer in advance of the time when the facilities and services are required. The Company has entered into arrangements with several customers for periods ranging up to three years to provide editing, mobile videotape recording and/or studio videotape recording services. No customer accounted for more than 10% of the Company's total sales for the fiscal years ended August 31, 1997, 1996 and 1995.

COMPETITION

    The video services industry is highly competitive. Certain videotape service businesses (both independent companies and divisions of diversified companies) provide most of the same services provided by the Company, while others specialize in one or several of these services. Editing and videotape recording services are also subject to competition from the film industry.
While the Company does not perform any services directly on film it does provide services for the motion picture industry, including film to videotape transfer, film in film out and special high resolution digital effects work on feature films.

    Many competitors of the Company, some with greater financial resources, are located in the New York City and the Los Angeles areas, the principal markets for the Company's services other than "on-location" video services. The Company provides "on-location" video services throughout North America and competes with companies providing similar services throughout that area.

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

EMPLOYEES

    On August 31, 1997 the Company had 292 full-time employees. A portion of the Company's New York post-production personnel (25 employees) are represented by the National Association of Broadcast Employees and Technicians, AFL-CIO ("NABET"). The contract between NABET and the Company expired on April 17, 1997. The Company and NABET are continuing to negotiate a new contract. The technical personnel of the Company's Editel Los Angeles division (55 employees) are represented by the International Alliance of Theatrical Stage Employees ("IATSE"). The contract between IATSE and the Company expired on November 30, 1997. Negotiations for a new contract are underway. The technical personnel of the Company's Mobile division (39 employees) are represented by the International Brotherhood of Electrical Workers, under a contract which expires in August 2000.

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

    The Company has determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represent the Company's strength. As part of this strategy, the Company decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialize in the highly competitive commercial advertising portion of the video facilities industry. During the 1995 fiscal year, the three Editel divisions incurred a pretax loss of $3,682,000. As a result of its decision to sell these divisions, the Company identified associated property, plant and equipment, which after an impairment charge of $4,700,000 recorded as of August 31, 1995 had a carrying value of approximately $19,300,000, that it no longer needed for its current and future operations. During the fourth quarter of fiscal 1995, the Company committed to a plan to dispose of the Editel divisions and in the first quarter of fiscal 1996 began marketing these divisions to potential buyers.

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

    In February 1996, the Company announced the closure of its Editel Chicago division and subsequently distributed the majority of that division's assets throughout the Company. The balance of the Editel Chicago division equipment was sold in an auction which was held in May 1996. In March 1996, the Company terminated the lease for its Editel Chicago division by making a lump sum payment to the landlord of $1,600,000. The restructuring charge of $1,246,000 recorded in the quarter ended May 31, 1996 reflects this payment less the reversal of $354,000 of accrued rent which would have been due under the terms
of the lease.      Previously, in May of 1995, the Company adopted a plan to
downsize the operations of its Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 for severance and early retirement expense.

    During the months of March through May 1996, the editorial and computer graphics departments of the Editel New York division were closed. In May 1996, the Company reached an agreement in principle to sell the film-to-tape transfer business of Editel New York, which was the remaining operating department, to a group of employees backed by a private investor. The Company operated the film-to-tape transfer business through August 1996, at which time discussions with the employee led group were terminated and the business was closed. During the negotiations, the majority of the editorial and computer graphics assets were distributed throughout the Company. At August 31, 1996, the Company estimated the revised value of the remaining assets held for sale to be approximately $1,587,000 and classified them on the balance sheet as short-term. In November 1996, the Company sold the majority of those assets to an unrelated third party for $1,400,000. The balance of the assets were redeployed throughout the Company or disposed of through an auction. Proceeds from the sale of assets from both the Editel Chicago and Editel New York divisions were used by the Company to repay outstanding debt.

    In May 1996, after reevaluating the potential of the Editel Los Angeles division, the Company decided to retain and expand this division and, accordingly, discontinued seeking a buyer for this business.

    In April 1997, the Company renamed its Windsor Video division "Unitel Post 38" and reorganized its New York operations into three divisions: the Unitel New York Post Production division, the Unitel New York Studios division and the Unitel Interactive division.

    In June 1997, the Company merged its Unitel Hollywood and Editel Los
Angeles divisions, moving a significant portion of the Unitel Hollywood assets into the Company owned Editel Los Angeles building. Additional equipment was moved to the Company's New York based post production facilities for future use. The balance of the equipment was sold, with approximately $1,700,000 in proceeds used to repay long term debt. As a result of the merger, the Company recorded a $1,055,000 restructuring charge in the third quarter of 1997. Additionally, after a reassessment of the Company's New York post production assets, the Company recorded an impairment charge of $300,000 in the fourth quarter of 1997.

    In fiscal 1997 the Company announced the construction of two new digital mobile production units. One of the mobile units has been completed. It is anticipated that the second mobile unit will be completed in fiscal 1998. Completion of the second mobile unit is expected to be financed from the proceeds of a second series of industrial revenue bonds to be issued by the Allegheny County (Pennsylvania) Industrial Development Authority. (See Note B to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

    On August 12, 1997 and on September 8, 1997 the Company issued press releases concerning, among other things, certain unsolicited, non-binding expressions of interest in acquiring the Company and announcing that the Company had retained the investment banking firm of Legg Mason Wood Walker, Incorporated, as its financial advisor in connection with these expressions of interest and any possible transactions that may result. While the Company continues discussions concerning these expressions of interest, there can be no assurance that these discussions will result in a definitive agreement or that a transaction with any party will ultimately be consummated.

ITEM 2.  PROPERTIES.

    The following table sets forth, as of August 31, 1997, certain information concerning the Company's facilities. The lease expiration dates exclude option extension periods which exist in certain leases.



                   APPROXIMATE                                                  LEASE EXPIRATION
LOCATION           SQUARE FEET         PRIMARY USE                                     DATE
-----------------------------------------------------------------------------------------------
555 West 57th Street     3,000         Office space.                                Dec 2000
New York, New York

515 West 57 Street      40,000         Television studios and post-production       Owned
New York, New York                     facilities.

508-510 West 57 Street  15,000         Television studio and support space.         Jun 2001
New York, New York

841 Ninth Avenue        21,000         Television studio and support space.         Aug 2003
New York, New York

503 West 33 Street       8,000         Television studio and support space.         Apr 2001
New York, New York

402 East 76 Street       30,000        Television studio and support space.         Jun 1998
New York, New York

5 West 37 Street         13,000        Post-production facilities and
New York, New York                     administrative offices.                      Mar 2001

8 West 38 Street         10,000        Post-production facilities and
New York, New York                     administrative offices.                      Mar 2001

222 East 44 Street       43,000        Former Editel New York facility
New York, New York                     subleased to third parties.                  Dec 1999

433-435 West 53 Street   14,000        Television studio and support space.         Owned
New York, New York

423 West 55 Street       21,000        Studio support space.                        Aug 1999
New York, New York

4100 Steubenville Pike   18,000        Mobile production headquarters               Sep 1997
Pittsburgh, Pennsylvania               and garage.

729 North Highland       26,000        Post-production, film-to-tape transfer       Owned
Los Angeles, California                and computer graphics facilities
                                       and administrative offices.

1101 Isabel Street       15,000        Mobile field shop and garage.                Month to Month
Burbank, California


3540 Griffith Street      8,000        Mobile offices and garage.                   Jun 2002
Saint-Laurent, Quebec
Canada



    All of the Company's facilities are well maintained structures, in good physical condition and are adequate to meet the Company's current and reasonably foreseeable needs.


ITEM 3.  LEGAL PROCEEDINGS.

    (a) There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

    (b) No material pending legal proceeding was terminated during the fourth quarter of the Company's fiscal year ended August 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.



EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

                                      OFFICER
NAME                    AGE            SINCE          POSITIONS WITH THE COMPANY
---------------------------------------------------------------------------------
Barry Knepper           47             1982      President, Chief Executive
                                                 Officer and Director

Richard L. Clouser      57             1982      Senior Vice President - Corporate,
                                                 President of the Mobile Division and
                                                 Director

Karen Ceil Lapidus      40             1994      Vice President, General Counsel
                                                 and Secretary

Jill Debin Cohen        45             1995      President of the Unitel New York
                                                 Post Production Division

Albert Walton           52             1995      President of the Editel Los Angeles
                                                 Division

Tom Eyring              45             1995      Chief Technology Officer

Edwin Levine            58             1996      President of the Unitel New York
                                                 Studios Division

George C. Horowitz      45             1996      Chief Financial Officer

          CERTAIN INFORMATION CONCERNING THE EXECUTIVE OFFICERS OF THE COMPANY

Mr. Knepper has been President and Chief Executive Officer of the Company since April 1996 and a Director since May 1995. He has served as Senior Vice President-Finance and Administration from April 1995 to May 1996 and as Chief Financial Officer from January 1982 to April 1995.

Mr. Clouser has been President of the Mobile division of the Company since 1982, Senior Vice President-Corporate since April 1996 and a Director since October 1996.

Ms. Lapidus has been General Counsel and Secretary of the Company since January 1994 and a Vice President since April 1996. From 1984 until joining the Company, Ms. Lapidus was an associate attorney at Mudge Rose Guthrie Alexander & Ferdon, a New York law firm.

Ms. Debin Cohen has been President of the Unitel New York Post Production division since August 1996. From June 1995 to August 1996 she was President of the Windsor Video division which became a part of the Unitel New York Post Production division in August 1996. From November 1993 to June 1995 she was the Vice President/General Manager of the Windsor Video division. Ms. Debin Cohen was the Vice President of Operations for the Editel New York division from 1988 through November 1993.

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

Mr. Levine has been President of the Unitel New York Studios division since August 1996. From June 1975 to August 1996 he was Vice President of Technical Operations for the Unitel New York division of the Company.

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

                                         PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

    The Company's Common Stock is traded on the American Stock Exchange under the symbol UNV. The following table sets forth, for fiscal years 1997 and 1996, the high and low sales prices of the Common Stock as furnished by the American Stock Exchange:

Fiscal Year 1997:                                     LOW        HIGH
                                                      ---        ----
    First Quarter..........................           5 3/4     8 1/2
    Second Quarter.........................           6         8 3/8
    Third Quarter..........................           5 7/8     6 3/4
    Fourth Quarter.........................           5 1/8     8

 Fiscal Year 1996:                                    LOW        HIGH
                                                      ---        ----
    First Quarter..........................           4 7/8     6 13/16
    Second Quarter.........................           5 1/8     8
    Third Quarter..........................           4 7/8     7 3/8
    Fourth Quarter.........................           5 1/4     6 1/4


    As of November 21, 1997 there were approximately 358 holders of the Company's Common Stock.

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


ITEM 6.  Selected Financial Data
                                 1997                1996                1995               1994                1993
                        ---------------------------------------------------------------------------------------------------------
OPERATIONS:

    Sales                       $58,767,000      $79,287,000         $83,285,000         $80,498,000         $79,390,000
    Cost of sales               $49,708,000      $65,501,000         $69,219,000         $64,391,000         $62,418,000(b)
    Interest expense            $ 3,430,000      $ 3,686,000         $ 3,649,000         $ 2,388,000         $ 2,815,000
    Earnings(loss)before
         income taxes           $(4,398,000)     $(5,084,000)        $(9,341,000)        $ 1,519,000         $   924,000
    Net earnings(loss)(a)       $(4,436,000)     $(5,124,000)        $(6,547,000)        $   859,000         $   711,000

FINANCIAL POSITION:
    Total assets                $63,083,000      $67,618,000         $74,186,000         $73,245,000         $69,052,000
    Working capital
    (deficiency)                $(9,655,000)(f)  $(8,356,000)(d)     $(3,467,000)(d)     $(8,055,000)(c)     $  (705,000)
    Current ratio                 .41 to 1        .60 to 1 (d)         .82 to 1(d)        .64 to 1 (c)         .95 to 1
    Property & equipment-net    $51,907,000      $50,466,000(e)      $34,491,000(e)      $55,425,000         $51,166,000
    Long-term debt, less
      current maturities        $26,525,000      $19,706,000         $19,936,000         $14,142,000(c)      $21,835,000
    Stockholders' equity        $13,392,000      $17,810,000         $22,526,000         $28,828,000         $27,673,000

DATA PER COMMON SHARE:
    Net earnings(loss)per
         common share           $     (1.66)     $     (1.96)        $     (2.53)        $       .33         $       .30

Weighted average number of
    common and common equivalent
    shares outstanding            2,665,000        2,613,000           2,582,000           2,617,000           2,066,000

    (a) Federal and state tax credits of approximately $14,000 in 1997, $15,000 in 1996, $28,000 in 1995, $58,000 in 1994 and $30,000 in 1993
         have been applied as a reduction of the provision for income taxes.

    (b) Gain on sale or disposal of equipment and amortization of goodwill have been reclassified to depreciation expense to conform with fiscal 1994, 1995, 1996 and 1997 presentation. (See Note H to Notes to Consolidated Financial Statements)

    (c) The revolving credit portion of the long-term debt, which expired in May 1995, was included in current liabilities. In December 1995, the Company refinanced its revolving credit and term loans outstanding with its bank lenders.

    (d) The working capital deficiency is primarily due to the inclusion of $3,750,000 in 1995 and $6,588,000 in 1996 of Term Loan B in current liabilities.  (See Note B to Notes to Consolidated Financial
         Statements).

    (e) The decrease in fiscal 1996 in property and equipment is due to the reclassification of the Editel divisions' net assets to assets held for sale, a separate line in the long-term asset section of the balance sheet. In 1996 the Company decided to retain its Editel Los Angeles division and also redeployed the majority of the assets of the Editel New York and Editel Chicago divisions throughout the Company. These assets were no longer considered assets held for sale and were reclassified to property and equipment.

    (f) The increase in the working capital deficiency in fiscal 1997 is due primarily to (1) the decrease in accounts receivable resulting from
         (i) the closure of the Editel New York facility in August 1996, (ii) the merger of the Los Angeles divisions in June 1997 and (iii) the reduction in sales of the Company's Studio and Mobile divisions in fiscal 1997 (See Management's Discussion and Analysis of Financial Condition and Results of Operations), (2) the reduction in net assets held for sale in fiscal 1997 due to the completion of the sale of such assets prior to August 31, 1997 and (3) an increase in other current items, all of which was offset by a reduction in the current portion of long-term debt.
                                           14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

    The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $12,936,000 during fiscal 1997 as compared to $9,134,000 during fiscal 1996 and $9,738,000 (exclusive of the acquisition of GC & Co.) during fiscal 1995. Expenditures made during fiscal 1997 were primarily for two new mobile units of approximately $7,252,000 (one completed and one under construction) and equipment used in the production, post production and computer graphics service areas throughout the Company. It is anticipated that the second mobile unit will be completed in fiscal 1998. Completion of the second mobile unit is expected to be financed from the proceeds of a second series of industrial revenue bonds to be issued by the Allegheny County (Pennsylvania) Industrial Development Authority. (See Note B to Notes to Consolidated Financial Statements).

    The net change in cash in the fiscal years ended August 31, 1997, 1996 and 1995 was ($55,000), $31,000 and $(1,132,000), respectively. The net cash decrease in 1997 resulted from cash provided by operating activities of $9,271,000 offset by cash used in investing activities of $9,132,000, (primarily capital expenditures net of equipment sales) and $194,000 used in financing activities. For the fiscal year ended August 31, 1997, the decrease in accounts receivable resulted from the closure of the Editel New York facility in August 1996, the merger Editel Los Angeles and Unitel Hollywood divisions in June 1997 and the reduction in sales of the Company's Studio and Mobile divisions in fiscal 1997 due to the cancellation of two television shows in 1996 and the non-recurring nature of the Atlanta Summer Olympics and the Republican and Democratic National Conventions in 1996 for which the Mobile division provided production services. The net cash increase in fiscal 1996 was the result of net cash provided by operating activities of $7,130,000 and financing activities of $884,000 which was offset by $7,983,000 related to investing activities. For the year ended August 31, 1996, the large reduction in accounts receivables and payables was primarily due to the closing of the Company's Editel Chicago and Editel New York divisions. The increase in deferred financing costs and the majority of the net cash provided by financing activities were due to the refinancing of the Company's debt in December of 1995. The majority of the proceeds generated from the disposal of equipment was related to the closure of the Editel Chicago and Editel New York divisions. The net cash decrease in fiscal 1995 was the result of cash provided by operating activities of $8,134,000 and financing activities of $1,420,000 less cash used in investing activities of $10,686,000. The net cash decrease in fiscal 1995 was primarily due to the Company's fixed asset expenditures for the year exceeding the cash generated by operations.

    In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans (Term Loans A and B). In May 1997, Term Loan A was revised by the inclusion of $2,500,000 of the original Term Loan B and the advance of $518,000 of new funds, resulting in a revised Term Loan A balance of $9,000,000. Term Loan A is payable in fifty five (55) equal monthly principal installments of $100,000 plus interest, with the balance of $3,500,000 due December 2001. In November 1997 Term Loan B was repaid, in part from the proceeds of a new Term Loan D in the amount of $2,500,000 which is due on January 31, 1998. $3,742,000 of the original Term Loan B was repaid from sales of equipment from Editel Chicago, Editel New York and Unitel Hollywood. The Company is currently in negotiations to refinance or sell certain of its owned real estate and anticipates using a portion of the proceeds of the refinancing or sale to repay Term Loan D and other indebtedness and the balance of the proceeds for working capital purposes.

    In July 1997 the credit facility was further amended by the issuance of a $5,080,000 letter of credit to secure payment of principal and interest on $5,000,000 in principal amount of Allegheny County (Pennsylvania) Industrial Development Authority Variable Rate Demand Revenue Bonds. The proceeds from the sale of the Bonds were loaned to the Company and were used by the Company to build a new digital mobile production unit. The letter of credit requires quarterly principal payments of $179,000 commencing August 1998 to be applied to the redemption in equal principal amount of the Bonds. The Bonds mature on July 1, 2009 and, to the extent not redeemed in full as described in the prior sentence, are required to be repaid by the Company on that date. The terms of the overall credit agreement with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender. The Company anticipates that funds generated from operations together with funds available under its existing credit facility, proceeds from the refinancing of its owned real estate currently being negotiated and noted above in this item and proceeds from a second series of industrial revenue bonds expected to be issued by the Allegheny County (Pennsylvania) Industrial Development Authority will be sufficient to meet the Company's anticipated working capital and investing needs in fiscal 1998.

    Additionally, in December 1995 the Company obtained from a bank a $4,000,000 mortgage on its property located on West 57th Street in New York City. The mortgage is payable in equal monthly installments of $22,000 through November 2002, with a final payment of $2,152,000 due in December 2002.

    In February 1995 the Company purchased the business and assets of GC & Co. (formerly known as Greene, Crowe & Company), a Burbank, California based supplier of "on-location" services for the videotaping and live telecasting of concerts, cultural and other events, including " The Academy Awards", "The Grammy Awards" and "The American Music Awards". The purchase price was $6,750,000, consisting of $6,000,000 in cash and $750,000 of convertible subordinated promissory notes. The cash portion of the purchase price was financed by a $4,700,000, five-year capital lease and a $1,800,000 loan with a fixed interest rate of 9.3% payable in sixty equal monthly payments of principal and interest of $33,000 and a balloon payment at the end of the five-year period of $360,000. The promissory notes bear interest at 1% over prime, were due in full in August 1997 and are convertible into the Company's common stock at $10.00 per share. In August, 1997, noteholders of $640,000 principal outstanding extended the maturity date of their notes to August, 1998 on the same terms and conditions. The balance of the notes have been paid in full.

    In connection with certain of its financings, the Company must adhere to particular financial ratios and restrictions including restrictions on the future payment of dividends. The Company anticipates that the restrictions will not impair its ability to keep pace with technological developments.
See Note B to Notes to Consolidated Financial Statements with respect to compliance with certain financial covenants.

    The enactment of the Tax Reform Act of 1986 has limited the Company's ability to defer the payment of taxes due to the imposition of an alternative minimum tax which effectively results in the treatment of certain timing differences as tax preference items.

RESULTS OF OPERATIONS

    Sales were $58,767,000, $79,287,000 and $83,285,000 for the fiscal years ended August 31, 1997, 1996 and 1995, respectively. The sales decrease of $20,520,000 was primarily due to the closing of the Editel New York and Editel Chicago divisions in 1996 and the merging of the Unitel Hollywood and Editel Los Angeles Divisions in June 1997. Sales from continuing operations were lower by approximately $5,000,000 in the aggregate in fiscal 1997 primarily due to lower studio sales as a result of the cancellation of the "Mark Walberg" and "Rush Limbaugh" television shows in 1996 and from lower Mobile sales due in part to the non-recurring nature of the Atlanta Summer Olympics and the Republican and Democratic National Conventions in 1996.

    The Company recorded net losses of $4,436,000, $5,124,000 and $6,547,000 in the fiscal years ended August 31, 1997, 1996 and 1995, respectively. The net loss of $4,436,000 in 1997 is attributable to a loss in the Company's post production operations and the merger related costs in Los Angeles. The net loss of $5,124,000 incurred in fiscal 1996 was attributable to costs relating to the closure of the Company's Editel New York and Editel Chicago divisions and the operating costs of running these divisions until they were closed. The net loss of $6,547,000 incurred in fiscal 1995 was due primarily to the pretax charge of $7,681,000 taken for the impairment of assets of the Editel New York, Editel Chicago, Editel Los Angeles and Unitel Post 38 divisions and the pretax charge of $400,000 for the restructuring of the Editel Chicago division.

    Throughout fiscal 1997, 1996 and 1995 the Company's New York Studio and Mobile divisions operated profitably.

    Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 70.4%, 72.7% and 71.1%, for the fiscal years ended August 31, 1997, 1996 and 1995, respectively. The decrease in production costs in fiscal 1997 is primarily due to the closure of the Company's Editel New York and Editel Chicago divisions in fiscal 1996. Production costs as a percentage of sales increased in fiscal 1996 due to the incremental severance costs associated with the closure of the Company's Editel New York and Editel Chicago divisions. During 1996, the Company implemented a program to reduce production costs by closing unprofitable divisions and streamlining operations wherever possible. The increase in production costs for fiscal 1995, as compared with the prior years, is due primarily to an increase in studio and mobile production revenues which incur variable expenses at a higher rate than the Company's other services. Since most of the Company's costs are fixed and a large portion of the costs are subject to price increases, flat sales from year to year result in production costs which are an increased percentage of sales. This same dynamic applies for both selling expenses and general and administrative expenses.

    Depreciation, as a percentage of sales, was 14.2%, 9.9% and 12.1% in fiscal 1997, 1996 and 1995, respectively. Depreciation expense increased in fiscal 1997 by approximately $500,000 compared to 1996. In fiscal 1997, depreciation decreased approximately $1,500,000 due to the closure in 1996 of the Editel New York and Editel Chicago divisions. In fiscal 1996, $2,000,000 of depreciation was reclassified to impairment charge in connection with the closure of the Editel New York and Editel Chicago divisions. Depreciation in the Company's other divisions in 1997 was approximately the same as in 1996. Depreciation expense decreased in fiscal 1996 due to the reclassification of the net property and equipment of the Editel divisions to net assets held for sale at August 31, 1995. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the period such assets were held for sale in fiscal 1996 based upon the method of depreciation which the Company has used in the past and which management has found to be reasonable and appropriate. The Editel Chicago division was closed in February 1996 and the Editel New York division was closed in August 1996. Depreciation expense increased in 1995 as a result of the $4,750,000 equipment portion of the GC & Co. acquisition and capital expenditures made during the year totaling $9,738,000. Depreciation includes a gain (loss) on disposal of equipment of $220,000, ($58,000) and $352,000 in fiscal 1997, 1996 and 1995, respectively. Had the gain (loss) on disposal of equipment been excluded from depreciation expense, depreciation as a percentage of sales would have been 14.5%, 12.3% and 12.4% in fiscal 1997, 1996 and 1995, respectively.

    Selling expenses, as a percentage of sales, during fiscal years 1997, 1996 and 1995 were 3.0%, 2.9% and 3.4%, respectively. Selling expense decreased $541,000 in 1997 compared to 1996 as a result of the closure of the Editel New York and Editel Chicago divisions in 1996 and the merger of the Unitel Hollywood and Editel Los Angeles divisions in 1997. Since there was a comparable percent decrease in sales in 1997, selling expense as a percent of sales was essentially the same. The decrease in selling expenses during fiscal 1996 is primarily due to a decrease in the sales staff at the Editel Chicago and Editel New York divisions. In 1995, selling expense as a percentage of sales decreased due to significant cost reductions.

    General and administrative expenses as a percentage of sales during fiscal years 1997, 1996 and 1995 were 12.4%, 12.2% and 10.6%, respectively. General and Administrative expenses decreased $2,426,000 in 1997 principally from reduced administrative payroll in 1997 due to the closure of the Editel New York and Editel Chicago divisions and the recognition in 1996 of severance pay and other costs in connection with the closure. In addition, there were decreases in allowance for doubtful accounts and corporate expenses. The increase in general and administrative costs in fiscal 1996 is due primarily to severance payments at the Editel Chicago and Editel New York divisions. Cost reductions put into effect in 1994 were reflected in fiscal 1995 by a decrease of approximately 1% from the prior year.

    Interest expense, as a percentage of sales, during fiscal years 1997, 1996, and 1995 was 5.8%, 4.6% and 4.4%, respectively. Although interest expense decreased 6.9% from 1996, the percent to sales increased due to the decrease in sales resulting from the closing of the Editel Chicago and Editel New York divisions in 1996 and the merger of the Hollywood and Los Angeles divisions in June 1997. Although interest expense increased slightly in 1996, the percent to sales increase to 4.6% in 1996 versus 4.4% in 1995 is due to lower sales in the 1996 fiscal year. The increase in interest expense in fiscal 1995 was due to additional interest incurred relating to the mortgage financings for the Editel Los Angeles building purchased by the Company in June 1994 and financing obtained for the acquisition of GC & Co. in February 1995. During fiscal 1995 the Company wrote off $214,000 of deferred financing costs related to its bank debt which was refinanced in December 1995. Additionally, interest rates were significantly higher in 1995 as compared with the prior year resulting in higher interest payments on the floating rate portion of the Company's debt.

    The Company's effective tax rates were 1%, 1% and (30%) in fiscal years 1997, 1996 and 1995, respectively. The 1997 and 1996 effective tax rates reflect current year net operating losses for which no tax benefit was provided. The effective tax rate in 1995 differs from prior years primarily due to the impact of the nondeductible goodwill write off and the impairment of assets charge. (See Note F to Notes to Consolidated Financial Statements.)

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers are hereby cautioned that these statements may be impacted by several factors, and, consequently, actual results may differ materially from those expressed herein.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                   UNITEL VIDEO, INC.

                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                           PAGE

REPORT OF GRANT THORNTON LLP INDEPENDENT ACCOUNTANTS.........20

CONSOLIDATED FINANCIAL STATEMENTS:
    BALANCE SHEETS - AUGUST 31, 1997 AND 1996................21-22
    STATEMENTS OF OPERATIONS - YEARS ENDED
         AUGUST 31, 1997, 1996 AND 1995......................23
    STATEMENT OF STOCKHOLDERS' EQUITY - YEARS ENDED
         AUGUST 31, 1997, 1996 AND 1995......................24
    STATEMENTS OF CASH FLOWS - YEARS ENDED
         AUGUST 31, 1997, 1996 AND 1995......................25-27
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............28-42

SUPPLEMENTARY FINANCIAL SCHEDULE.............................50


    Selected Quarterly Financial Data is set forth in Note L to Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Unitel Video, Inc.



We have audited the accompanying consolidated balance sheets of Unitel Video, Inc. (a Delaware corporation) at August 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitel Video, Inc. as of August 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Unitel Video, Inc. for each of the three years in the period ended August 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/S/GRANT THORNTON LLP
--------------------------------

New York, New York
November 4, 1997

                                   UNITEL VIDEO, INC.

                               CONSOLIDATED BALANCE SHEETS

                                                      August 31,

ASSETS                                      1997                     1996
------                                      ----                     ----
Current assets:
  Cash                                 $    137,000             $   192,000
  Accounts receivable, less
   allowance for doubtful accounts
   of $412,000 in 1997 and
   $712,000 in 1996                       5,139,000               8,701,000
  Other receivables                          19,000                 333,000
  Prepaid income taxes                       75,000                 142,000
  Prepaid expenses                          564,000                 735,000
  Net assets held for sale                    --                  1,587,000
  Deferred tax asset                        844,000                 844,000
                                       ------------             -----------
    Total current assets                  6,778,000              12,534,000


  Property and equipment - at cost
   Land, buildings and
    improvements                         20,799,000               19,915,000
   Video equipment                       87,745,000               97,023,000
   Furniture and fixtures                 2,591,000                3,502,000
                                        -----------              -----------
                                        111,135,000              120,440,000

   Less accumulated depreciation
     and amortization                    59,228,000               69,974,000
                                        -----------              -----------
                                         51,907,000               50,466,000

  Deferred tax asset                      1,625,000                1,625,000
  Goodwill                                1,721,000                1,859,000
  Other assets                            1,052,000                1,134,000
                                        -----------               ----------
                                        $63,083,000              $67,618,000
                                        -----------              -----------
                                        -----------              -----------

                                 See accompanying notes.

                                   UNITEL VIDEO, INC.

                               CONSOLIDATED BALANCE SHEETS
                                       (Continued)

                                                        August 31,

LIABILITIES AND STOCKHOLDERS' EQUITY               1997             1996
------------------------------------               ----             ----

Current liabilities:
  Accounts payable                          $   6,754,000       $  4,967,000
  Accrued expenses                                998,000          1,450,000
  Payroll and related taxes                     2,038,000          2,947,000
  Current maturities of long-term
     debt                                       3,530,000          8,362,000
  Current maturities of subordinated debt       1,167,000          1,166,000
  Current maturities of ESOP loan                   --               166,000
  Current maturities of capital lease
    obligations                                 1,946,000          1,832,000
                                            -------------       ------------
    Total current liabilities                  16,433,000         20,890,000

Deferred rent                                     121,000            325,000
Long-term debt, less current maturities        26,525,000         19,706,000
Subordinated debt, less current
    maturities                                  1,770,000          1,979,000
Long-term leases, less current
    maturities                                  3,666,000          5,604,000
Accrued retirement                              1,176,000          1,304,000

Stockholders' equity:
  Common stock, par value $.01 per
   share:
    Authorized-5,000,000 shares
    Issued 3,540,954 shares in 1997
     and 3,532,554 shares in 1996,
     and outstanding 2,674,665 shares
     in 1997 and 2,666,265 shares in
     1996                                          27,000             26,000
Additional paid-in capital                     27,367,000         27,545,000
Accumulated deficit                            (6,028,000)        (1,592,000)
Common stock held in treasury, at cost
   (866,289 shares in 1997 and 1996)           (7,974,000)        (7,974,000)
                                            --------------      -------------
                                               13,392,000         18,005,000
Unearned employee benefit expense                   --              (195,000)
                                            ---------------     -------------

Total stockholders' equity                     13,392,000         17,810,000
                                            -------------       -------------
                                             $ 63,083,000       $ 67,618,000
                                            -------------       -------------
                                            -------------       -------------

                                 See accompanying notes.



                                                 UNITEL VIDEO, INC.
                                                 ------------------
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                                 Year ended August 31,

                                   1997               1996                 1995
                                   ----               ----                 ----

Sales                        $58,767,000          $79,287,000        $83,285,000
                             -----------         ------------        -----------

Cost of sales:
  Production costs            41,380,000           57,661,000         59,174,000
  Depreciation and
    amortization               8,328,000            7,840,000         10,045,000
                             -----------         ------------         ----------
                              49,708,000           65,501,000         69,219,000
                             -----------         ------------         ----------
Gross profit                   9,059,000           13,786,000         14,066,000

Operating expenses:
  Selling                      1,734,000            2,275,000          2,843,000
  General and
   administrative              7,264,000            9,690,000          8,832,000
  Interest                     3,430,000            3,686,000          3,649,000
  Restructuring charge         1,055,000            1,246,000            400,000
  Impairment charge              300,000            2,000,000          7,681,000
                             -----------         ------------         ----------
                              13,783,000           18,897,000         23,405,000
                             -----------         ------------         ----------

Earnings(loss)from
    operations                (4,724,000)          (5,111,000)        (9,339,000)

Other income (loss)              326,000               27,000             (2,000)
                             -----------         ------------         -----------
Earnings(loss)before
  income taxes                (4,398,000)          (5,084,000)        (9,341,000)
Income taxes (benefit)            38,000               40,000         (2,794,000)
                             -----------         ------------         -----------
Net earnings (loss)
  applicable to common
  stock                      $(4,436,000)        $(5,124,000)        $(6,547,000)
                             -----------         ------------        ------------

Net earnings (loss)
  per common share           $     (1.66)        $     (1.96)        $     (2.53)
                             -----------         ------------        ------------
                             -----------         ------------        ------------

Weighted average number
 of common and common
 equivalent shares
 outstanding                   2,665,000           2,613,000           2,582,000
                             -----------         -----------         -----------
                             -----------         -----------         -----------


                                           See accompanying notes.


                                                             UNITEL VIDEO, INC.
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               ----------------------------------------------
                                                 YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                                                 ------------------------------------------

                                     COMMON STOCK           ADDITIONAL
                                    -------------             PAID-IN          RETAINED       COMMON STOCK      UNEARNED EMPLOYEE
                                   SHARES      AMOUNT         CAPITAL          EARNINGS      HELD IN TREASURY    BENEFIT EXPENSE
                                -------------------------------------------------------------------------------------------------
BALANCE, August 31, 1994           2,616,465       $26,000   $27,386,000     $10,079,000       $ (7,974,000)       $ (689,000)
                                ----------------------------------------------------------------------------------------------
                                ----------------------------------------------------------------------------------------------
Net loss                                                                      (6,547,000)
Exercise of stock options              5,000                      32,000
Employee stock purchase plan           3,700                      20,000
Allocation of ESOP shares                                        (87,000)                                             280,000
                                ----------------------------------------------------------------------------------------------

BALANCE, August 31, 1995           2,625,165        26,000    27,351,000       3,532,000         (7,974,000)         (409,000)
                                ----------------------------------------------------------------------------------------------
                                ----------------------------------------------------------------------------------------------

Net loss                                                                      (5,124,000)
Exercise of stock options             30,000                     174,000
Employee stock purchase plan          11,100                      49,000
Allocation of ESOP shares                                        (29,000)                                             214,000
                                ----------------------------------------------------------------------------------------------

BALANCE, August 31, 1996            2,666,265       26,000    27,545,000      (1,592,000)         (7,974,000)        (195,000)
                                ----------------------------------------------------------------------------------------------
                                ----------------------------------------------------------------------------------------------

Net loss                                                                      (4,436,000)
Employee stock purchase plan            8,400        1,000        38,000
Allocation of ESOP shares                                       (216,000)                                             195,000

                                ----------------------------------------------------------------------------------------------

BALANCE, August 31, 1997            2,674,665     $ 27,000   $27,367,000     $(6,028,000)        $(7,974,000)      $    -0-
                                ----------------------------------------------------------------------------------------------
                                ----------------------------------------------------------------------------------------------

                                                      See accompanying notes.

                                                                 24


                                  UNITEL VIDEO, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                                 Year Ended August 31,
                                      1997                1996                1995
                                      ----                ----                ----
Cash Flows From Operating
  Activities:
Net (loss)                        $(4,436,000)        $(5,124,000)        $(6,547,000)
                                  ------------        ------------        ------------
Adjustments to reconcile
    net (loss) to net
    cash provided by
    operating activities:
Depreciation and
    amortization                    8,548,000           7,782,000          10,397,000
Net loss (gain) on disposal
    of equipment                    ( 220,000)             58,000            (352,000)
Impairment and restructuring
    charge                          1,080,000           2,000,000           7,681,000
Amortization of deferred
    financing costs                   153,000             252,000             603,000
Recognition of
    deferred gain                        --                 --               (117,000)
Deferred rent                        (204,000)           (539,000)           (123,000)
Accrued retirement
    expense                          (128,000)            163,000             172,000
Accrued restructuring                    --                 --                273,000
Deferred income taxes                    --                36,000          (2,520,000)
Decrease (increase), net
    of acquired assets and
    liabilities, in:
     Accounts receivable, net       3,562,000           3,999,000          (1,928,000)
     Other receivables                314,000              29,000              20,000
     Prepaid expenses                 171,000             605,000             213,000
     Prepaid taxes                     67,000             425,000            (486,000)
     Other assets                     (63,000)            (30,000)           (222,000)
Increase (decrease), net
    of acquired assets and
    liabilities, in:
     Accounts payable               1,788,000          (2,372,000)            835,000
     Accrued expenses                (452,000)           (170,000)            559,000
     Payroll and related
         taxes                       (909,000)             16,000            (324,000)
                                  ------------        ------------        ------------
                                   13,707,000          12,254,000          14,681,000
                                  ------------        ------------        ------------
Net cash provided by operating
   activities                       9,271,000           7,130,000           8,134,000
                                  ------------        ------------        ------------



                                       UNITEL VIDEO, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                        -------------------------------------

                                                 Year Ended August 31,

                                        1997               1996                1995
                                        ----               ----                ----

Cash Flows From Investing
  Activities:
    Capital expenditures          $ (12,936,000)      $ (9,134,000)       $(9,738,000)
    Acquisition of GC & Co.
         assets                        --                  --              (1,300,000)
    Proceeds from disposal
       of equipment                   3,804,000          1,151,000            352,000
                                  -------------       -------------       -----------

Net cash used in investing
  activities                         (9,132,000)        (7,983,000)       (10,686,000)
                                  --------------      -------------       ------------

Cash Flows From Financing
  Activities:
    Proceeds from long-term
      financing                      15,976,000         25,717,000          6,120,000
    Principal repayments            (16,022,000)       (24,495,000)        (4,187,000)
    Deferred Financing Costs           --                 (574,000)           (90,000)
    Repayment of note to Banta         --                    --              (500,000)
    Proceeds from issuance of
      common stock                       39,000            223,000             52,000
    Repayment of loan to ESOP          (166,000)          (172,000)          (168,000)
    Release of ESOP quarterly
      shares                            (21,000)           185,000            193,000
                                  --------------      -------------       -----------
Net cash (used) provided by
  financing activities                 (194,000)           884,000          1,420,000
                                  --------------      -------------       -----------

Net Increase(Decrease) In Cash          (55,000)            31,000         (1,132,000)

Cash, Beginning of Year                 192,000            161,000          1,293,000
                                  -------------       ------------        -----------

Cash, End of Year                 $     137,000       $    192,000        $   161,000
                                  -------------       ------------        -----------
                                  -------------       ------------        -----------
Schedule of income taxes and
  interest paid:

    Income Taxes Paid             $      38,000       $     85,000        $   162,000
    Interest Paid                     3,685,000          3,374,000          3,256,000
                                  -------------       ------------        -----------

                                  $   3,723,000       $  3,459,000        $ 3,418,000
                                  -------------       ------------        -----------
                                  -------------       ------------        -----------



                                       UNITEL VIDEO, INC.
                                       ------------------
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -------------------------------------
                                            (continued)

                                                      Year Ended August 31,

                                                 1997           1996           1995
                                                 ----           ----           ----
Supplemental schedule of non-
  cash investing and financing
  activities:

Capital lease obligations:                                                   $2,622,000
                                                                             ----------
                                                                             ----------

Detail of acquisition of GC & Co.:
    Fair value of assets acquired                                            $6,750,000
    Subordinated note to seller                                                (750,000)
    Capital lease obligation                                                 (4,700,000)
                                                                             -----------
    Net cash paid for acquisition                                            $1,300,000
                                                                             -----------
                                                                             -----------

                                    See accompanying notes.

                                  UNITEL VIDEO, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED AUGUST 31, 1997, 1996 AND 1995

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) Business -- The Company provides facilities for studio production, videotape editing, mobile production, digital effects, film-to-tape transfer and duplication of videotape in all formats to the entire video communications industry. The Company's facilities are used to produce television programs, corporate communications and commercials on videotape. The Company's mobile division provides "on-location" services for the videotape recording and live telecasting of sports, cultural and other events throughout North America. The Company also designs and produces custom internet, CD-ROM, DVD, videodisc and networked multimedia presentations. Customers for the Company's services include cable television program suppliers, independent producers, national television networks, local television stations, motion picture studios, program syndicators and distributors and advertising agencies.

(2) Consolidation -- The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

(3) Depreciation -- Depreciation is provided on a straight-line basis over the estimated useful lives of assets which are: 30-40 years for buildings; 15-30 years for building improvements; length of lease for leasehold improvements; 5-7 years for video equipment; 5-7 years for furniture and fixtures; and 3 years for automobiles. Gain on disposal of equipment is included in depreciation and amortization expense for all years reported. (See Note H to Notes to Consolidated Financial Statements).

(4) Goodwill -- Goodwill relating to acquisitions represents the excess of cost over the fair value of net assets acquired and is amortized over 15 years. Accumulated amortization at August 31, 1997, 1996 and 1995 totaled $345,000, $207,000 and $69,000, respectively. (See Note J to Notes to Consolidated Financial Statements).

(5) Deferred Financing Costs -- Costs incurred in obtaining long-term debt financing are included in other assets. These costs are being amortized using the interest method over the term of the related obligations.

(6) Interest Cost -- The Company had capitalized construction period interest costs of $211,000 in 1997.

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

(9) Earnings per common share were determined by dividing net earnings by the weighted average of common and common equivalent shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and, if applicable, diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding and dilutive potential common shares such as stock options. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

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

(13) Stock-Based Compensation -- Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock Based Compensation," provided companies a choice in the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," or the fair market value-based method provided in SFAS No. 123. This statement is required to be adopted by the Company during its fiscal year ending August 31, 1997. The Company has determined to use the intrinsic value-based method provided in APB No. 25 to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 is the obligation imposed on the Company to comply with the new disclosure requirements provided thereunder.

(14) New Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will implement SFAS 130 and SFAS 131 as required in fiscal 1999, which require the Company to report and display certain information related to comprehensive income and operating segments, respectively. Adoption of SFAS 130 and SFAS 131 will not impact the Company's financial position or results of operations.

(15) Reclassifications - Certain amounts in 1996 have been reclassified to conform to 1997 presentation.



B.  LONG-TERM DEBT
                                                                             AUGUST 31,
                                                                             ----------

                                                                     1997                   1996
                                                                     ----                   ----

Notes payable to financial institution:
  Term portion A payable in monthly installments of
  $100,000 through November 2001 plus interest on
  the declining balance at Prime plus 1.00% or LIBOR
  plus 2.75% and final payment of $3,500,000 due
  December 2001.                                                $ 8,701,000               $ 6,787,000

  Term portion B payable from the sale of assets with
  interest payable monthly at Prime plus 1.25% or
  LIBOR plus 3.00%.  Repaid November 1997.                        1,259,000                 6,588,000

  Revolving portion payable in full in December 2001
  with interest payable monthly at Prime plus .75% or
  LIBOR plus 2.50%.                                               5,871,000                 5,706,000

Mortgage payable to a bank, due in monthly installments
  of principal of $22,000 through November 2002, plus
  interest on the declining balance at Prime Plus .75%
  or LIBOR plus 2.50% with a final payment of $2,152,000
  due December 2002.                                              3,555,000                 3,822,000

Mortgage payable to a bank, at a fixed interest rate of
  8.6%, due in monthly installments of principal of $6,250,
  plus interest on the declining balance, through June 2019.      1,644,000                 1,719,000

Mortgage payable to an insurance company, at a fixed
  interest rate of 8.9%, due in monthly installments of
  $22,000 through July 2009.                                      1,930,000                 2,010,000

Note payable to an insurance company, at a fixed rate
  of 9.3%, due in monthly installments of $33,000
  through February 2000.                                          1,164,000                 1,436,000

Note payable to a financial institution at a fixed rate of
  10.6%, due in monthly installments of $25,000 through
  April, 2001.                                                      923,000                      --



Subordinated debt consisting of convertible subordinated
  promissory notes payable to prior owners of GC & Co.
  at an interest rate of Prime plus 1% due in full August
  1998 and a subordinated promissory note payable to
  Scanline Communications at an interest rate of Prime
  plus 2% due in monthly installments of principal of
  $35,000 with a final payment of $1,458,000 due
   May 1999.                                                      2,937,000                  3,145,000

Allegheny County Industrial Development Authority
   Variable Rate Demand Revenue Bonds.  Interest
   payable monthly based on a weekly remarketing rate,
   estimated currently at 3.8%.  Quarterly principal
   payments of $179,000, commencing August 1998, to
   be applied to the redemption of bonds which mature
   July, 2009.                                                    5,008,000                      --
                                                                -----------               ------------
                                                                 32,992,000                 31,213,000

Less current maturities                                           4,697,000                  9,528,000
                                                                -----------               ------------
                                                                $28,295,000               $ 21,685,000
                                                                -----------               ------------
                                                                -----------               ------------


    In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans (Term Loans A and B). In May 1997, Term Loan A was revised by the inclusion of $2,500,000 of the original Term Loan B and the advance of $518,000 of new funds, resulting in a revised Term Loan A balance of $9,000,000. Term Loan A is payable in fifty five (55) equal monthly principal installments of $100,000 plus interest, with the balance of $3,500,000 due December 2001. In November 1997 Term Loan B was repaid, in part from the proceeds of a new Term Loan D in the amount of $2,500,000 which is due January 31, 1998. $3,742,000 of the original Term Loan B was repaid from sales of equipment from the Company's Editel Chicago, Editel New York and Unitel Hollywood divisions. The Company is currently in negotiations to refinance or sell certain of its owned real estate and anticipates using a portion of the proceeds of the refinancing or sale to repay Term Loan D and other indebtedness and the balance of the proceeds for working capital purposes.

    In July 1997 the credit facility was further amended by the issuance of a $5,080,000 letter of credit to secure payment of principal and interest on $5,000,000 principal amount of Allegheny County (Pennsylvania) Industrial Development Authority Variable Rate Demand Revenue Bonds. The proceeds from the sale of the Bonds were loaned to the Company and were used by the Company to build a new digital mobile production unit. The letter of credit requires quarterly principal payments of $179,000 commencing August 1998 to be applied to the redemption in equal principal amount of the Bonds. The Bonds mature on July 1, 2009 and, to the extent not previously redeemed in full as provided in the prior sentence, are required to be repaid by the Company on that date. The terms of the overall credit agreement with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender.

    Additionally, in December 1995 the Company obtained a $4,000,000 mortgage on its property located on West 57th Street in New York City from a bank. The mortgage is payable in equal monthly installments of $22,000 through November 2002, with a final payment of $2,152,000 due in December 2002.

    In February 1995 the Company purchased the business and assets of GC & Co. The purchase price was $6,750,00, consisting of $6,000,000 in cash and $750,000 of convertible subordinated promissory notes. The cash portion of the purchase price was financed by a $4,700,000, five-year capital lease and a $1,800,000 loan with a fixed interest rate of 9.3% payable in sixty equal monthly payments of principal and interest of $33,000 and a balloon payment at the end of the five-year period of $360,000. The promissory notes bear interest at 1% over prime, were due in full in August 1997 and are convertible into the Company's common stock at $10.00 per share. In August 1997, noteholders of $640,000 principal outstanding extended the maturity date of their notes to August 1998 on the same terms and conditions. The balance of the notes have been paid in full.

    The costs associated with the merger of the Unitel Hollywood and Editel Los Angeles divisions necessitated the waiver at August 31, 1997 of compliance with certain financial covenants, and amendment of those covenants, by the Company's lenders of its revolving credit and term loan facility and its mortgage on the Company's property on West 57th Street, New York City.

    Property, equipment and accounts receivable with a carrying value of $57,046,000 at August 31, 1997 are pledged as collateral for all long-term debt outstanding.

    The agreements relating to certain of these long-term obligations include covenants which, among other terms, place restrictions on the Company's capital expenditures, the maintenance of certain financial ratios (including minimum levels of net worth and debt-to-equity restrictions, all as defined in the agreements) and the payment of dividends.

    At August 31, 1997, maturities of long-term debt for the next five years are as follows:

    YEAR ENDED AUGUST 31,
    ----------------------

                   1998                     $  4,697,000
                   1999                        4,762,000
                   2000                        3,174,000
                   2001                        2,576,000
                   2002                       10,965,000
                   2003 and thereafter         6,818,000
                                            ------------
                                            $ 32,992,000
                                            ------------
                                            ------------

C.  OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS

The Company has entered into various capital lease agreements for video equipment. The leases expire at various times through 2000.

Property recorded under capital leases includes the following:

                                          August 31,
                                  1997                1996
                                  ----                ----

Video equipment              $10,312,000         $10,447,000
Accumulated depreciation      (4,539,000)         (2,496,000)
                             ------------        ------------
                             $ 5,773,000         $ 7,951,000
                             -----------         ------------
                             -----------         ------------

Future minimum lease payments, as of August 31, 1997 are as follows:

YEAR ENDED                       CAPITAL
AUGUST 31,                       LEASES
----------                       ------

1998                         $  2,345,000
1999                            1,815,000
2000                            2,158,000
2001                               28,000
2002                                -0-
                             ------------

Net minimum lease payments      6,346,000
Amount representing interest  (   734,000)
                             ------------

Obligation under capital
    lease agreements         $  5,612,000
                             ------------
                             ------------

Current portion              $  1,946,000

Long-term portion               3,666,000
                             ------------

                             $  5,612,000
                             ------------
                             ------------

D.  STOCK OPTION PLANS

    In January 1986 the Company's Board of Directors approved a Non-Statutory Stock Option Plan (the "Non-Statutory Plan") to grant options to purchase up to 50,000 shares of the Company's Common Stock to the Company's non-employee directors. Under the Non-Statutory Plan options to purchase 10,000 shares were outstanding at August 31, 1997.

    In July 1988 the Company's Board of Directors approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") to grant options to purchase up to 125,000 shares of the Company's Common Stock primarily to key employees. Options to purchase 10,000 shares granted to several officers under the Non-Qualified Plan were outstanding at August 31, 1997.

    In July 1992 the Company's shareholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan") to grant options to purchase up to 350,000 shares of the Company's Common Stock primarily to key employees and non-employee directors. Prior to July 1992, the Company granted options under the plans described above. All future stock option grants will be made under the 1992 Plan. Options to purchase 215,500 shares were outstanding to key employees and non-employee directors under the 1992 Plan at August 31, 1997.

    Under all plans, options have generally been granted to purchase stock at the fair market value of the shares at the date of grant as determined by the Board of Directors. Options expire ten years after the date of grant.

    The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for stock option awards in fiscal 1996 and 1997, consistent with the provisions of SFAS No. 123 the Company's net loss and loss per share for the years ended August 31, 1996 and 1997 would have been increased by approximately $427,570 and $69,230 or ($.16) and $(.03) per share, respectively. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement. The weighted average fair value at date of grant for options granted during 1996 and 1997 was $3.73 and $4.07 per option. The fair value of each option at date of grant was estimated using the Black - Scholes option pricing model with the following weighted average assumptions for grants in:

                                            1996      1997

Expected stock price volatility             50%       45%
Expected lives of options                   10        10
Risk-free interest rate                     6.9%      6.9%
Expected dividend yield                     0%        0%

    The following table summarizes option activity for the years ended August 31, 1995, 1996 and 1997:




                                                                                   Weighted
                                                                                    Average
                                                 Number of      Option Price       Exercise
                                                  Shares          Per Share          Price
---------------------------------------------------------------------------------------------
Options Outstanding, August 31, 1994             239,700   $  5.75  -  $13.18        $8.20
Granted                                           34,000   $  6.63  -  $ 7.25        $7.13
  Exercised                                       (5,000)  $  6.50                   $6.50
  Expired and canceled                           (43,000)  $  5.88  -  $13.18        $8.35
                                                 -------

Options Outstanding, August 31, 1995             225,700   $  5.75  -  $13.18        $8.05

  Granted                                        111,500   $  5.13  -  $ 5.28        $5.25
  Exercised                                      (30,000)  $  5.75  -  $ 5.87        $5.81
  Expired and canceled                           (91,700)  $  5.75  -  $10.81        $9.15
                                                 -------
Options Outstanding, August 31, 1996             215,500   $  5.13  -  $13.18        $6.27

  Granted                                         25,000   $  5.28  -  $ 6.13        $5.79
  Expired and canceled                            (5,000)  $  5.25  -  $ 5.25        $5.25
                                                 -------

Options Outstanding, August 31, 1997             235,500   $  5.13  -  $13.18        $5.80
                                                 -------
                                                 -------


    At August 31, 1997, a total of 284,500 shares were reserved for future option grants for all plans and options to purchase 235,500 shares were outstanding.

The following table summarizes information about stock options outstanding as of August 31, 1997:




                                          WEIGHTED AVERAGE
RANGE OF EXERCISE          NUMBER       REMAINING CONTRACTUAL    WEIGHTED AVERAGE
    PRICES              OUTSTANDING             LIFE              EXERCISE PRICE

-------------------------------------------------------------------------------------
$  5.13-$7.25           179,500             8 years                  $ 5.66
$  8.25-$8.63            54,000             5 years                  $ 8.62
$ 13.18                   2,000             5 years                  $13.18

E.  EMPLOYEE STOCK OWNERSHIP PLAN

    In June 1987, the Employee Stock Ownership Plan (the "ESOP") obtained financing from a bank amounting to $1,250,000, which was used in acquiring 115,849 shares of newly issued Company stock. The bank loan was repaid in full in June 1997. The loan obligation of the ESOP was considered unearned employee benefit expense and is recorded as a separate reduction of the Company's shareholders' equity.

    In fiscal 1991, the ESOP purchased 25,810 shares of the Company's Common Stock. These purchases have been financed by a ten-year loan from the Company for $229,193. The loan from the Company was repaid in full in 1997.

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

    Total contributions to the ESOP and the Plan for each of the years ended August 31 are as follows:

    1997 ............................. $223,000
    1996 ............................. $248,000
    1995 ............................. $336,000

    The Company adopted Statement of Position 93-6 (SOP 93-6), "Employers' Accounting for Employee Stock Ownership Plans" during fiscal 1995. In accordance with SOP 93-6, compensation cost and liabilities associated with providing the employer's 401(k) match are recognized the way they would be if an ESOP had not been used to fund the benefit.

The Plan's compensation expense was $167,000 and $158,000 for the years ended August 31, 1997 and 1996, respectively. A summary of the Plan's shares is as follows:

                                                 Year ended August 31,

                                                   1997         1996
                                                   ----         ----
                                                   ----         ----
                                                   ----
         Allocated shares                        116,881       96,666
         Shares released for allocation            6,807        8,608
         Unreleased shares                         -0-         27,575
                                                 -------      -------
                                                 123,688      132,849
                                                 -------      -------
         Fair value of unreleased shares
              at August 31                         -0-       $155,000
                                                 -------     --------
                                                 -------     --------

Prior to adoption of SOP 93-6, the unreleased shares were considered outstanding for the earnings per share computation. Accordingly, for the years ended August 31, 1997 and 1996, shares were no longer considered outstanding. The effect of adopting SOP 93-6 was not material on the net loss.

F.  INCOME TAXES

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                 Year ended August 31,

                                                1997                1996

    Current portion of deferred
       tax assets

         Employee medical benefits          $   231,000         $  449,000
         Bad debt reserve                       264,000            395,000
                                            -----------         ----------
                                                495,000            844,000
                                            -----------         ----------

    Long-term portion of deferred
       tax assets (liabilities)

         Accrued retirement                     504,000            560,000
         Net assets held for sale                  --            1,646,000
         Net operating loss
            carryforwards                     3,242,000          3,062,000
         ITC carryforwards-Federal
           and State (net of ITC valuation
           allowance)                           467,000            467,000
         AMT credit carryforwards             2,540,000          2,540,000
         Other - net                            228,000            501,000
         Fixed assets basis difference between
           book and tax                      (1,166,000)        (5,086,000)
                                            -----------         ----------
                                              5,815,000          3,690,000
         Valuation Allowance                 (3,841,000)        (2,065,000)
                                            -----------         ----------
                                              1,974,000          1,625,000
                                            -----------         ----------
         Net deferred tax asset             $ 2,469,000         $2,469,000
                                            -----------         ----------
                                            -----------         ----------

The provision for income taxes is comprised of the following:

                                       Year Ended August 31,

                                  1997        1996           1995
                                  ----        ----           ----
Current:
    Federal                  $    -0-       $   -0-       $  (270,000)
    State                        38,000        40,000          36,000
                             ----------     ---------      ----------
                                 38,000        40,000        (234,000)
Deferred:
    Federal                        -0-          -0-         1,610,000)
    State                          -0-          -0-          (950,000)
                             ----------     ---------      ----------
                                   -0-          -0-        (2,560,000)
                             ----------     ---------      ----------
                             $   38,000     $  40,000     $(2,794,000)
                             ----------     ---------      ----------
                             ----------     ---------      ----------

The Company's effective tax rate was (1%) in 1997, (1%) in 1996 and (30%) in 1995. The components of the reconciliation of the Company's effective tax rate to the U.S. statutory rate of 34% are as follows:

                                       Year Ended August 31,

                                  1997              1996           1995
                                  ----              ----           ----
Tax expense computed
 at statutory rate           $(1,495,000)        $(1,729,000)     $(3,176,000)

State income tax, net of
  Federal income tax
  benefit                         25,000              26,000         (607,000)

Loss without benefit           1,410,000           1,634,000             -0-
Goodwill                          47,000              47,000          649,000
Other                             51,000              62,000          340,000
                             -----------         -----------      -----------

Actual tax expense           $    38,000         $    40,000      $(2,794,000)
                             -----------         -----------      -----------
                             -----------         -----------      -----------

    The Company's total alternative minimum tax credit carryforward is approximately $2,400,000, which can be used against the Company's future regular tax liability.

    At August 31, 1997, the Company had available for tax purposes in excess of $2,000,000 of State of New York tax credits that will expire through August 31, 2002. The State of New York limits the use of these credits on an annual basis. For financial reporting purposes, a valuation allowance of $1,900,000 has been recognized to offset the deferred tax assets related to those carryforwards for the fiscal year ended August 31, 1997.

    The deferred tax asset relating to the net operating loss carryforward is attributable to the unused portions of Federal net operating losses generated in fiscal 1997, 1996 and 1993 of $74,000, $665,000 and $515,000, respectively, which are scheduled to expire in 2012, 2011 and 2008, respectively, as well as state net operating losses generated in fiscal 1995 of various amounts scheduled to expire at various times through 2008.

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

G.  COMMITMENTS AND CONTINGENCIES

    Operating Leases -- The following is a schedule by years of future minimum rental payments under operating leases that have an initial non-cancelable lease term in excess of one year:

         1998                      $  3,644,000
         1999                         2,787,000
         2000                         1,992,000
         2001                         1,282,000
         2002                           613,000
         2003 and thereafter            500,000
                                  -------------
                                  $  10,818,000
                                  -------------
                                  -------------

    The aggregate rental expense for the years ended August 31, 1997, 1996, and 1995 was $3,385,000, $3,874,000 and $3,867,000, respectively.

    The Company maintains cash balances at financial institutions located in New York, New York, Pittsburgh, Pennsylvania, Los Angeles, California and Montreal, Canada. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 in the United States and by the Canada Deposit Insurance Corporation up to $60,000 (Canadian) in Canada. At August 31, 1997, uninsured amounts held at these financial institutions were approximately $221,000 (USD).

    The Company had a contract with a union that expired on April 17, 1997 and another that expired on November 30, 1997. The Company and the unions are continuing to negotiate new contracts.

    There are various lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in these cases will not have a material effect on the Company's financial statements.

H.  NET GAIN ON DISPOSITION OF EQUIPMENT

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

    The Company has accelerated its efforts to sell equipment which is not fully utilized. In order to properly reflect the sale of equipment as part of the Company's operations, in 1997, 1996 and 1995, $220,000, $(58,000) and
$352,000, respectively, of (loss) gain on disposal of assets was included in depreciation expense.

I.  ACCRUED RETIREMENT

    Under the terms of employment agreements with two former officers of the Company, retirement payments commenced September 1, 1996. At August 31, 1997, a liability of approximately $1,176,000 has been recorded, based upon the present value of these payments. Approximately $55,000, $163,000 and $172,000 has been charged to operations for the years ended August 31, 1997, 1996 and 1995, respectively.

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

    The Company has determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represent the Company's strength. As part of this strategy, the Company decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialize in the highly competitive commercial advertising portion of the video facilities industry. During the 1995 fiscal year, the three Editel divisions incurred a pretax loss of $3,682,000. As a result, the Company identified property, plant and equipment associated with these divisions, which after an impairment charge of $4,700,000 recorded as of August 31, 1995 had a carrying value of approximately $19,300,000, that it no longer needed for its current and future operations. During the fourth quarter of fiscal 1995, the Company committed to a plan to dispose of the Editel divisions and in the first quarter of fiscal 1996 began marketing these divisions to potential buyers. Additionally, the Company reevaluated its investment in the Unitel Post 38 division in the fourth quarter of fiscal 1995 and determined that, based upon this division's operating results, the goodwill associated with the purchase of this division, and certain property, plant and equipment that will not provide any future benefits to the Company, were impaired. The Company recognized an impairment charge of approximately $3,000,000 included in impairment charges during the fourth quarter of fiscal 1995 which represents the remaining balances of these assets.

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

    On February 22, 1996, the Company announced the closure of its Editel Chicago division and subsequently distributed the majority of that division's assets throughout the Company. The balance of the Editel Chicago division equipment was sold in an auction which was held in May 1996. In March 1996, the Company terminated the lease for its Editel Chicago division by making a lump-sum payment to the landlord of $1,600,000. The restructuring charge of $1,246,000 recorded in the quarter ended May 31, 1996, reflects this payment less the reversal of $354,000 of accrued rent which would have been due under the terms of the lease. Previously, in May of 1995, the Company adopted a plan to downsize the operations of the Editel Chicago division and reorganize and reduce its corporate management which resulted in recording a restructuring charge of $400,000 for severance and early retirement expense.

    During the months of March through May 1996, the editorial and computer graphics departments of the Company's Editel New York division were closed. In May 1996, the Company reached an agreement in principle to sell the film-to-tape transfer business of Editel New York, which was the remaining operating department, to a group of employees backed by a private investor. The Company operated the film-to-tape transfer business through August 31, 1996, at which time discussions with the employee-led group were terminated and the business was closed. During the negotiations, the majority of the editorial and computer graphics assets were distributed throughout the Company. At August 31, 1996, the Company estimated the revised value of the remaining assets held for sale to be approximately $1,587,000 and classified them on the balance sheet as short-term. In November 1996, the Company sold the majority of those assets to an unrelated third party for $1,400,000. The balance of the assets were redeployed throughout the Company or disposed of through an auction. Proceeds from the sale of assets were used by the Company to repay outstanding debt.

    In May 1996, after reevaluating the potential of the Editel Los Angeles division, the Company decided to retain and expand this division and, accordingly, discontinued seeking a buyer for this business.

    In June 1997 the Company merged its Unitel Hollywood and Editel Los Angeles divisions. A significant portion of the equipment from Unitel Hollywood was moved to the Editel Los Angeles location. Additionally, a portion of the equipment was transferred to the Company's New York Post Production division for future use. The balance of the equipment was sold and the proceeds in the amount of $1,700,000 were used to repay long term debt. As a result of the merger and sale, the company recorded a restructuring charge of $1,055,000 in the fourth quarter of 1997. Additionally, after a reassessment of its New York post production assets, the Company recorded an impairment charge of $300,000 in the fourth quarter of 1997 with respect to those assets.

K.  FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of fiscal 1997, the Company recorded certain adjustments which resulted in restructuring ($1,055,000) and impairment ($300,000) charges being recorded in the amount of $1,355,000. $1,055,000 of these adjustments or $.39 per share, related to previously issued quarterly data for the third quarter of 1997, which the Company is restating on Form 10-Q/A. See Note L to Notes to Consolidated Financial Statements.


L.  QUARTERLY FINANCIAL DATA (UNAUDITED)
    ------------------------------------

    YEAR ENDED                                                            PRIMARY NET
    AUGUST 31,                         GROSS               NET            EARNINGS LOSS
    1997             SALES             PROFIT         EARNINGS(LOSS)      PER SHARE
    ----------------------------------------------------------------------------------

    1st quarter    $ 16,370,000        $3,603,000          $  935,000          $  .35
    2nd quarter      15,000,000         2,514,000            (572,000)           (.21)
    3rd quarter      15,840,000         2,746,000          (1,579,000)           (.59)
    4th quarter      11,557,000           196,000          (3,220,000)          (1.21)


    YEAR ENDED                                                            PRIMARY NET
    AUGUST 31,                         GROSS               NET            EARNINGS LOSS
    1996             SALES             PROFIT         EARNINGS(LOSS)      PER SHARE
    ----------------------------------------------------------------------------------

    1st quarter    $22,940,000         $5,805,000          $   522,000         $  .20
    2nd quarter     20,529,000          3,171,000           (1,379,000)          (.53)
    3rd quarter     19,281,000          3,166,000           (2,290,000)          (.88)
    4th quarter     16,537,000          1,644,000           (1,977,000)          (.75)


    YEAR ENDED                                                            PRIMARY NET
    AUGUST 31,                          GROSS              NET            EARNINGS(LOSS)
    1995              SALES             PROFIT        EARNINGS(LOSS)      PER SHARE
    ----------------------------------------------------------------------------------

    1st quarter    $21,233,000         $4,548,000          $   439,000         $ .17
    2nd quarter     20,581,000          3,560,000               50,000           .02
    3rd quarter     20,831,000          3,345,000             (798,000)         (.31)
    4th quarter     20,640,000          2,613,000           (6,238,000)        (2.41)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT.

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS
         AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders to by filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                         PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

              (a) 1. The following financial statements of the Company are included in Part II, Item 8:

                                                                    PAGE

Report of Grant Thornton LLP Independent Accountants.................20
Consolidated Balance Sheets - August 31, 1997 and 1996...............21-22
Consolidated Statements of Operations - Years Ended
  August 31, 1997, 1996, and 1995....................................23
Consolidated Statement of Stockholders' Equity - Years
  Ended August 31, 1997, 1996 and 1995...............................24
Consolidated Statements of Cash Flows -
  Years Ended August 31, 1997, 1996 and 1995.........................25-27
Notes to Consolidated Financial Statements...........................28-42

              2.  The following schedule is included
                   in Part IV:

                   Consolidated Financial Statement
                   Schedule

Schedule II   -    Valuation and Qualifying Accounts and Reserves...50


    All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

              (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the three months ended August 31, 1997.

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

              5. Exhibit 4(C). First Amendment and Limited Waiver to Loan and Security Agreement dated November 26, 1996.

              6. Exhibit 4(D). Second Amendment to Loan and Security Agreement and Limited Waiver dated as of February 24, 1997 (incorporated by reference to Exhibit 4(A) of the Registrant's Quarterly Report on Form 10-Q filed July 9, 1997 (File No. 1-8654)).

              7. Exhibit 4(E). Third Amendment and Limited Waiver to Amended and Restated Loan and Security Agreement dated as of March 21, 1997 (incorporated by reference to Exhibit 4(B) of the Registrant's Quarterly Report on Form 10-Q filed July 9, 1997 (File No. 1-8654)).

              8. Exhibit 4(F). Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of May 7, 1997 (incorporated by reference to Exhibit 4(C) of the Registrant's Quarterly Report on Form 10-Q filed July 9, 1997 (File No. 1-8654)).

              9. Exhibit 4(G). Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of July 24, 1997.

              10. Exhibit 4(H). Reimbursement Agreement dated as of July 1, 1997 between Unitel Video, Inc. and Heller Financial, Inc., as agent.

              11. Exhibit 4(I). Second Amended and Restated Credit Agreement dated as of December 12, 1995 between Unitel Video, Inc. and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 4(C) of the Registrant's Annual Report on Form 10-K filed December 14, 1995 (File No. 1-8654)).

              12. Exhibit 4(J). Waiver to Loan and Security Agreement dated April 12, 1996 (incorporated by reference to Exhibit 4(D) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

              13. Exhibit 4(K). Waiver and Agreement to Amend Financial Covenants dated November 27, 1996 (incorporated by reference to Exhibit 4(E) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

              14. Exhibit 4(L). First Amendment to Second Amended and Restated Credit Agreement dated as of May 31, 1997.

              15. Exhibit 4(M). Loan Agreement dated as of July 1, 1997 between Unitel Video, Inc. and the Allegheny County Industrial Development Authority.

              16. Exhibit 4(N). Pledge Agreement dated as of July 1, 1997 among Unitel Video, Inc., PNC Bank, National Association and Heller Financial, Inc., as agent.

              17. Exhibit 10. Material Contracts:

              10(A). Amended Non-Qualified Stock Option Plan of Unitel Video, Inc. (incorporated by reference to Exhibit 10(A) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).*

              10(B). Lease Agreement between Unitel Video, Inc. and Educational Broadcasting Corporation dated July 16, 1993 (incorporated by reference to Exhibit 10(B) of the Registrant's Annual Report on Form 10-K filed November 26, 1993 (File No. 1-8654)).

              10(C). Amended Non-Statutory Stock Option Plan of Unitel Video, Inc. (incorporated by reference to Exhibit 10(C) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).*

              10(D). Amended Employee Stock Purchase Plan of Unitel Video, Inc. (incorporated by reference to Exhibit 10(D) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).*

              10(E). Employment & Consulting Agreement between Unitel Video, Inc. and Herbert Bass dated as of May 26, 1988 (incorporated by reference to Exhibit 10(R) of the Registrant's Annual Report on Form 10-K filed December 13, 1989 (File No. 1-8654)).*

              10(F). Employment & Consulting Agreement between Unitel Video, Inc. and Alex Geisler dated as of May 26, 1988 (incorporated by reference to Item 14(C)4(S) of the Registrant's Annual Report on form 10K filed December 13, 1989 (File No. 1-8654)).*

              10(G). Amendment to Employment and Consulting Agreement dated as of February 14, 1996 between Unitel Video, Inc. and Alex Geisler. (incorporated by reference to Exhibit 10(G) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).*

              10(H). Lease Agreement between UNV, Inc. and HBWC Limited Partnership dated as of August 12, 1988 (incorporated by reference to Exhibit 10(U) of the Registrant's Annual Report on Form 10-K filed December 13, 1989 (File No. 1-8654)).

              10(I). Lease Agreements between Windsor Video, Inc. and Time Equities Inc. dated as of September 4, 1986 (incorporated by reference to Exhibit 10(V) of the Registrant's Annual Report on form 10-K filed December 13, 1989 (File No. 1-8654)).

              10(J). Amendment to each Lease Agreement between Windsor Video, Inc. and Time Equities Inc. dated as of July 13, 1994 and July 18, 1994 (incorporated by reference to Exhibit 10(K) of the Registrant's Annual Report on form 10-K filed November 28, 1994 (File No. 1-8654)).

              10(K). Lease Agreement between Unitel Video, Inc. and CBS, Inc. dated as of June 15, 1990 (incorporated by reference to Exhibit 10(Y) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-8654)).

              10(L). Amendment to Lease Agreement dated July 11, 1996 between Unitel Video, Inc. and CBS, Inc. (incorporated by reference to Exhibit 10(L) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

              10(M). Assumption and Assignment of Lease between Unitel Video, Inc. and VCA/Teletronics Inc. dated May 19, 1990 (incorporated by reference to
Exhibit 10(AA) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-8654)).

              10(N). Amendment to Lease between Unitel Video, Inc. and Stage 57 Co. dated May 14, 1990 (incorporated by reference to Exhibit 10(BB) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-8654)).

              10(O). Second Amendment to Lease between Unitel Video, Inc. and Stage 57 Co. dated as of May 1, 1994 (incorporated by reference to Exhibit 10(O) of the Registrant's Annual Report on Form 10-K filed November 28, 1994 (File No. 1-8654)).

              10(P). Amended 1992 Stock Option Plan. (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q filed April 7, 1997 (File No. 1-8654)).*

              10(Q). Lease Termination and Release Agreement dated as of March 13, 1996 between Unitel Video, Inc. and Putman Publishing Company (Incorporated by reference to Exhibit 10(Q) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

              10(R). Assignment, Assumption and Acceptance of Lease between Scanline Communications and Unitel Video, Inc. (incorporated by reference to
Exhibit 10(V) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

              10(S). Asset Purchase Agreement dated as of May 5, 1992 between Unitel Video, Inc. and Scanline Communications (incorporated by reference to
Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated May 15, 1992 (File No. 1-8654)).

              10(T). Amendment dated as of October 29, 1992 to Asset Purchase Agreement dated as of May 5, 1992 between Unitel Video, Inc. and Scanline Communications (incorporated by reference to Exhibit 10(X) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

              10(U). Lease Agreement between First East Associates and Unitel Video, Inc. dated May 26, 1993 and Sublease dated May 26, 1993 between Unitel Video, Inc. and KingWorld Productions, Inc.(incorporated by reference to Exhibit 10(U) of the Registrant's Annual Report on Form 10-K filed November 26, 1993 (File No. 1-8654)).

              10(V). Sublease Agreement dated April 1, 1987 between R.E. Graphics, Inc. (f/k/a Micor, Inc.) and Scanline Communications, together with Modification dated February 1989 of Sublease Agreement (incorporated by reference to Exhibit 10(AA) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

              10(W). Sublease Agreement dated January 1, 1982 between Columbia Pictures Industries, Inc. and Bell & Howell/Columbia Pictures Video Services, together with letter dated April 3, 1989 from Columbia Pictures to Scanline Communications and undated Letter from Columbia Pictures to 43rd Street Estates Corp. (incorporated by reference to Exhibit 10(BB) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

              10(X). Third Tier Sublease, dated May 14, 1996, between Unitel Video, Inc. and Photo-Magnetic Sound Studios Inc. (incorporated by reference to
Exhibit 10(X) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

              10(Y).  Sublease Agreement dated as of July 3, 1996 between
Unitel Video, Inc. and Henry Dreyfuss Associates and Second Tier Sublease dated as of July 3, 1996 between Unitel Video, Inc. and Paramount Pictures Corporation (incorporated by reference to Exhibit 10(Y) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

              10(Z). 401K Employee Savings and Stock Ownership Plan of Unitel Video, Inc. effective July 1, 1992 (incorporated by reference to Exhibit 10(X) of the Registrant's Annual Report on Form 10-K filed November 26, 1993 (File No. 1-8654)).*

              10(AA). Asset Purchase Agreement dated as of February 24, 1995 between Jee See & Co., Inc. and Unitel Video, Inc. (incorporated by reference to
Exhibit 2-1 of the Registrant's Current Report on Form 8-K dated February 24, 1995 (File No. 1-8654)).

              10(BB). Two Third Tier Sublease agreements dated November 22, 1996 between Unitel Video, Inc. and Digital Universe II, Inc. (incorporated by reference to Exhibit 10(BB) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

              10(CC). Employment Agreement between Editel Los Angeles and Albert Walton dated as of March 20, 1997 (incorporated by reference to Exhibit 10(A) to the Registrant's Quarterly Report on Form 10-Q filed July 9, 1997 (File No. 1-8654)).

              10(DD). Deed of Lease dated June 16, 1997 between Olymbec Construction Inc. and Unitel Video Canada Inc.

              10(EE). Remarketing Agreement, dated as of July 1, 1997, among Allegheny County Industrial Development Authority, PNC Bank, National Association, Unitel Video, Inc. and RRZ Public Markets, Inc.

              18. Exhibit 23.  Accountant's consent.


              19. Exhibit 24. Power of Attorney from officers and directors to Barry Knepper (included on signature page).

              20. Exhibit 27.  Financial Data Schedule.


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



                                             UNITEL VIDEO, INC.
                                             ------------------

                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         ------------------------------------------------------------

    COLUMN A                           COLUMN B       COLUMN C1      COLUMN D       COLUMN E
    --------                           --------       ---------      --------       --------

                                       BALANCE AT     CHARGED TO                     BALANCE
                                       BEGINNING      COSTS AND                       AT END
    DESCRIPTION                        OF PERIOD       EXPENSES      DEDUCTIONS     OF PERIOD
    -----------                        ---------      ----------     ----------     ---------

YEAR ENDED AUGUST 31, 1997
  Allowance for doubtful accounts      $712,000       $(10,000)      $290,000       $412,000
                                       --------       --------       --------       --------
                                       --------       --------       --------       --------

YEAR ENDED AUGUST 31, 1996
  Allowance for doubtful accounts      $686,000       $407,000       $381,000       $712,000
                                       --------       --------       --------       --------
                                       --------       --------       --------       --------

YEAR ENDED AUGUST 31, 1995
  Allowance for doubtful accounts      $690,000       $125,000       $129,000       $686,000
                                       --------       --------       --------       --------
                                       --------       --------       --------       --------

COLUMN D
--------

Uncollectible accounts written off.

COLUMN E
--------
Deducted in balance sheet from accounts receivable.

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





                                            UNITEL VIDEO, INC.


December 12, 1997                           By:  /s/ Barry Knepper
                                                 -------------------------
                                                 Barry Knepper
                                                 Chief Executive Officer


December 12, 1997                           By:  /s/ George Horowitz
                                                 -------------------------
                                                 George Horowitz
                                                 Chief Financial Officer

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry Knepper and George Horowitz, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                         TITLE                         DATE

/s/ Barry Knepper            Chief Executive Officer;      December 12, 1997
-------------------------
Barry Knepper                President and Director

/s/ Richard L. Clouser       Senior Vice President -       December 12, 1997
-------------------------
Richard L. Clouser           Corporate, President
                             of the Mobile Division
                             and Director

/s/ Herbert Bass             Director                      December 12, 1997
-------------------------
Herbert Bass

/s/ Alex Geisler             Director                      December 12, 1997
-------------------------
Alex Geisler

/s/ Walter G. Arader         Director                      December 12, 1997
-------------------------
Walter G. Arader

/s/ Philip Birsh             Director                      December 12, 1997
-------------------------
Philip Birsh