Form 10-K405/A
period 1997-08-31
UNITEL VIDEO INC/DE
filed 1997-12-29
CIK 740103

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       ON
                                  FORM 10-K/A
                                 -------------

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934

For the Fiscal Year Ended August 31, 1997
                          -----------------------------------------------------

                                           OR

---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-8654
                       ------

                              UNITEL VIDEO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   23-1713238
----------------------------------------   ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

555 West 57th Street, New York, New York                   10019
----------------------------------------   ------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (212) 265-3600
                                                      ------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class           Name of each exchange on which registered
    -------------------            -------------------------------------------
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

                                    Yes X    No
                                       ---      ---

                           (Cover Page: 1 of 2 Pages)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    There were 2,674,665 shares of Common Stock outstanding at November 21,
1997.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Name                                      Age                                      Title
------------------------------------------------------------------------------------------------------------------------

Barry Knepper.......................          47   President, Chief Executive Officer and Director

Richard L. Clouser..................          57   Senior Vice President--Corporate, President of the Mobile Division
                                                   and Director

Karen Ceil Lapidus..................          40   Vice President, General Counsel and Secretary

Jill Debin Cohen....................          45   President of the Unitel New York Post Production Division

Albert Walton.......................          52   President of the Editel Los Angeles Division

Tom Eyring..........................          45   Chief Technology Officer

Edwin Levine........................          58   President of the Unitel New York Studios Division

George C. Horowitz..................          45   Chief Financial Officer

Herbert Bass........................          68   Director

Alex Geisler........................          74   Director

Philip S. Birsh.....................          38   Director

Walter G. Arader....................          76   Director


    There are no family relationships among any of the persons listed above.

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

    Messrs. Bass and Geisler have served as Directors of the Company since its founding in 1969. Mr. Bass served as President of the Company and Mr. Geisler as Executive Vice President of the Company from 1969 until 1989, when they became Co-Chairmen and Co-Chief Executive Officers. In August 1993, they relinquished their duties as Co-Chief Executive Officers and, from that date through August 1996 they each served as consultants to the Company. Messrs. Bass and Geisler have been private investors since September 1996.

    Mr. Arader has been a Director of the Company since March 1981 and has been Chairman and Chief Executive Officer of Walter G. Arader & Associates, a financial and management consulting firm, since January 1993. For more than five years prior thereto, Mr. Arader was Chairman and Chief Executive Officer of the financial and management consulting firm of Arader, Herzig & Associates, Inc. Mr. Arader is a former Commissioner of the Pennsylvania Securities Commission and a former Secretary of Commerce of the Commonwealth of Pennsylvania. Mr. Arader is a Director of HMG/Courtland, Inc.

    Mr. Birsh has been a Director of the Company since April 1992 and Publisher of Playbill Incorporated, which publishes "Playbill" Magazine, and President and Publisher of Racing Today Publishing Inc., which publishes a variety of racing magazines, since March 1992. In January 1992, Mr. Birsh became President of AP Realty Corp., a real estate investment company. From May 1989 to February 1992, Mr. Birsh was Senior Vice President and Director of the private business group of Kidder Peabody & Co. Incorporated, and for the nine years prior to May 1989, Mr. Birsh was with Drexel Burnham Lambert Incorporated. At his departure in 1989, Mr. Birsh was a vice president in the mergers and acquisitions department.

    The Company's Board of Directors presently consists of six Directors divided into three classes. Walter G. Arader and Philip S. Birsh serve as Class I Directors, Barry Knepper and Richard Clouser serve as Class II Directors and Herbert Bass and Alex Geisler serve as Class III Directors. The term of office of Class I Directors continues until the Company's 2000 Annual Meeting of Stockholders, the term of office of Class II Directors continues until the Company's 1999 Annual Meeting of Stockholders and the term of office of Class III Directors continues until the Company's 1998 Annual Meeting of Stockholders.

    Each officer of the Company serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.

Item 11. Executive Compensation.

Summary Compensation Table

    The following table sets forth certain summary information concerning compensation with respect to each person who served as the Company's Chief Executive Officer during the fiscal year ended August 31, 1997 and each of the Company's four other most highly compensated executive officers:

                                                                                                   Long Term
                                                                                                 Compensation
                                                                                                    Awards
                                                                           Annual Compensation   -------------
                                                                           ---------------------  Securities     All Other
                          Name and                                                      Bonus     Underlying      Compen-
                     Principal Position                          Year      Salary $     (1) $     Options(#)     sation $
-------------------------------------------------------------  ---------  ----------  ---------  -------------  -----------
Barry Knepper................................................       1997  $  183,365                             $   1,568(2)
  President and Chief Executive Officer                             1996  $  159,413                  25,000         1,389
                                                                    1995  $  138,972                  10,000         1,600

Richard Clouser..............................................       1997  $  206,654                             $   1,568(2)
  Senior Vice President Corporate and President, Mobile             1996  $  191,083  $  73,405       12,500         1,389
  Division                                                          1995  $  173,916  $  69,300                      1,600

Mark Miller..................................................       1997  $  177,934
  Former President, Unitel-Hollywood Division (3)                   1996  $  172,517
                                                                    1995  $  166,009

Albert Walton................................................       1997  $  207,231(4)$  40,000                 $   1,568(2)
  President, Editel-Los Angeles Division                            1996  $  152,454                   10,000          141
                                                                    1995  $   99,597

Thomas Eyring................................................       1997  $  162,254                             $   1,568(2)
  Chief Technology Officer                                          1996  $  157,587   $   8,100        7,500           776
                                                                    1995  $  151,805

(1) Bonus compensation is shown for the fiscal year in which earned.

(2) Includes the value, as at August 31, 1997, of shares of Common Stock allocated to such executive officer under the Company's Savings Plan during the fiscal year ended August 31, 1997.

(3) Mr. Miller's employment with the Company terminated in October 1997.

(4) Includes $24,957 in respect of salary earned in fiscal 1996 and paid in fiscal 1997.

Employment and Severance Arrangements

    During fiscal 1997, Mr. Albert Walton was a party to an employment agreement with the Company pursuant to which he served as President of the Editel Los Angeles division of the Company. Under the agreement, the term of which ends on August 31, 1998, Mr. Walton receives a base salary at the rate of $190,000 per annum. In addition, Mr. Walton receives bonus compensation during the term of the agreement equal to 5% of the pre-tax net income of the Editel Los Angeles division for the Company's 1997 and 1998 fiscal years and a one time $40,000 bonus payment. Under the agreement, Mr. Walton is provided with an automobile and related expense allowance.

    During fiscal 1997, Mr. Mark Miller was a party to an employment agreement with the Company pursuant to which he served as President of the Company's Unitel- Hollywood division. Under the agreement, in fiscal 1997 Mr. Miller was entitled to receive a base salary at the rate of $178,500 per annum and bonus compensation in an amount equal to 5% of the pre-tax net income of the Unitel-Hollywood division. In addition, Mr. Miller was provided with an automobile and related expense allowance. Mr. Miller and the Company terminated the agreement in October 1997 at which time the Company agreed to pay to Mr. Miller severance in an amount equal to twenty-two weeks of his base salary and Mr. Miller left the employ of the Company.

    Commencing September 1, 1997, Mr. Barry Knepper has an employment agreement with the Company pursuant to which he serves as President and Chief Executive Officer of the Company. Under the agreement, the term of which is one year with automatic one-year renewals unless either party gives 90 days notice of termination, Mr. Knepper receives a base salary at the rate of $200,000 per annum with a consumer price index increase each May 1st (a minimum of 5%) during the term. In addition, Mr. Knepper is entitled to receive bonus compensation for all fiscal years of the Company during the term of the agreement equal to 2-1/2% of consolidated pretax profits of the Company. Under the Agreement Mr. Knepper is also provided with an automobile and related expense allowance. In the event of a change in control (as defined in the agreement) of the Company and the termination of Mr. Knepper's employment in certain circumstances, under the agreement the Company will pay to Mr. Knepper severance in an amount equal to the greater of one year's base salary and the remaining base salary for the employment term plus a pro-rata portion of the current year's bonus amount.

    The Company has entered into severance agreements with Messrs. Clouser and Eyring through December 31, 1998 which automatically renew on such date and on every one-year anniversary thereafter unless terminated by the Company. In the event of a change of control (as defined in such agreements) of the Company and the termination of the officer's employment in certain circumstances, the Company will pay to such officer severance in an amount equal to one-half of his annual base salary.

Stock Options

    The Company currently grants stock options to employees and directors under the Company's 1992 Stock Option Plan (the "1992 Plan"). During the fiscal year ended August 31, 1997, no stock options were granted to or exercised by any of the executive officers named in the Summary Compensation Table. The following table sets forth certain information with respect to the number and value of unexercised options held by such officers as of August 31, 1997.

                AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND
                       FISCAL 1997 YEAR-END OPTION VALUES

                                                                                       Number of
                                                                                       Securities         Value of
                                                                                       Underlying        Unexercised
                                                                                      Unexercised       In-the-Money
                                                                                        Options            Options
                                              Shares Acquired                         at FY-End(#)      at FY-End($)
                                                On Exercise       Value Realized      Exercisable/      Exercisable/
Name                                                (#)                 ($)           Unexercised       Unexercisable
------------------------------------------  -------------------  -----------------  ----------------  -----------------
Barry Knepper.............................          --                  --            38,000/19,000     $23,100/$26,250
Richard Clouser...........................          --                  --            35,000/7,500      $14,350/$13,125
Mark Miller...............................          --                  --                 0/0                0/0
Albert Walton.............................          --                  --             4,000/6,000       $7,000/$10,500
Thomas Eyring.............................          --                  --             3,500/4,000       $6,305/$7,120

Compensation of Directors

    Directors who are not employees of the Company receive $2,500 each fiscal quarter and $1,000 for each Board of Directors' meeting and each committee meeting attended. Pursuant to the terms of the 1992 Plan, each director of the Company who is not an employee of the Company or any subsidiary of the Company is automatically granted an option to purchase 3,000 shares of Common Stock on May 1 of each year during the term of the 1992 Plan. During fiscal 1997, Messrs. Arader, Birsh, Bass and Geisler were granted an option under the 1992 Plan to purchase 3,000 shares of Common Stock at an exercise price of $6.00, the fair market value per share of Common Stock of the Company on the date of grant.

Item 12. Share Ownership of Certain Beneficial
         Owners and Management.

    The following table sets forth information on December 22, 1997 (except as indicated below) with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), who is known by the Company to be the beneficial owner or more than 5% of the Company's Common Stock. Unless otherwise indicated, each beneficial owner named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such owner.

                              Name and Address of                                Amount and Nature of    Percent of
                               Beneficial Owner                                  Beneficial Ownership       Class
-------------------------------------------------------------------------------  ---------------------  -------------
Herbert Bass...................................................................          181,379(1)             6.8%
  146 Waters Edge
  Admiral's Cove
  Jupiter, Florida 33477

Alex Geisler...................................................................          211,353(2)             7.9%
  131 Regatta Drive
  Admiral's Cove
  Jupiter, Florida 33477

Dimensional Fund Advisors Inc..................................................          166,100(3)             6.2%
  1299 Ocean Avenue
  Santa Monica, California 90401

Kennedy Capital Management, Inc................................................          144,560(4)             5.4%
  10829 Olive Blvd.
  St. Louis, Missouri 63141

Investment Counselors of Maryland..............................................          175,000(5)             6.5%
  803 Cathedral Street
  Baltimore, Maryland 21201

(1) Includes 8,000 shares subject to presently exercisable stock options.

(2) Includes 8,000 shares subject to presently exercisable stock options, 57,193 shares held by Jean Z. Geisler (Mr. Geisler's wife) as trustee for the benefit of the Geisler's children and 67,234 shares held by Mrs. Geisler, with respect to all of which shares Mr. Geisler has sole voting and dispositive power. Mr. and Mrs. Geisler disclaim beneficial ownership as to the 57,193 shares held by Mrs. Geisler as trustee.

(3) Pursuant to a Schedule 13G, as amended, dated February 5, 1997 filed by Dimensional Fund Advisors Inc. ("DFA") with the Securities and Exchange Commission (the "SEC"), DFA has indicated that all shares listed in the table above opposite its name are owned by advisory clients of DFA, no one of which, to DFA's knowledge, owns more than 5% of the Company's Common Stock. DFA has indicated that it has sole dispositive power with respect to all such shares of Common Stock, that it has sole voting power with respect to 123,100 of such shares and that certain of its officers, who also serve as officers of DFA Investment Dimensions Group Inc. (the "Fund") and The DFA Investment Trust Company

    (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940, vote 23,200 additional shares of Common Stock which are owned by the Fund and 19,800 shares of Common Stock which are owned by the Trust.

(4) Pursuant to a Schedule 13G dated February 10, 1997 filed by Kennedy Capital Management, Inc., a Missouri corporation ("KCM"), with the SEC, KCM has indicated that it owns all shares listed in the table above opposite its name and that it had sole dispositive power and sole voting power with respect to all of such shares.

(5) Pursuant to a Schedule 13G dated February 14, 1997 filed by Investment Counselors of Maryland, an investment advisor registered under the Investment Advisor's Act of 1940 ("ICM"), with the SEC, ICM has indicated that all shares listed in the table above opposite its name are owned by advisory clients of ICM, that it has sole dispositive power with respect to all of such shares and sole voting power as to 155,000 of such shares.

    The following table sets forth information at December 22, 1997 with respect to the beneficial ownership of the Company's Common Stock by (a) each director
(b) each executive officer named in the Summary Compensation Table under the caption "EXECUTIVE COMPENSATION" and (c) all directors and executive officers of the Company as a group (13 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such person or group.

                                                                                   Amount and Nature of     Percent
Name of Beneficial Owner                                                           Beneficial Ownership    of Class
---------------------------------------------------------------------------------  ---------------------  -----------
Herbert Bass.....................................................................          181,379(1)         6.8%
Alex Geisler.....................................................................          211,353(2)         7.9%
Walter G. Arader.................................................................           28,000(3)         1.0%
Philip S. Birsh..................................................................           17,400(4)          *
Barry Knepper....................................................................           57,835(5)         2.1%
Richard Clouser..................................................................           59,908(6)         2.2%
Mark Miller......................................................................            1,199(7)          *
Thomas Eyring....................................................................            7,062(8)          *
Albert Walton....................................................................            7,449(9)          *
All directors and executive officers as a group (13 persons).....................          625,093(10)       21.9%

*   Less than one percent.

 (1) See footnote (1) above to the first table under the caption "Share Ownership of Certain Beneficial Owners and Management" for information as to the beneficial ownership by Mr. Bass of the Company's Common Stock.

 (2) See footnote (2) above to the first table under the caption "Share Ownership of Certain Beneficial Owners and Management" for information as to the beneficial ownership by Mr. Geisler of the Company's Common Stock.

 (3) Includes 20,000 shares issuable to Mr. Arader pursuant to presently exercisable stock options.

 (4) Includes 10,000 shares issuable to Mr. Birsh pursuant to presently exercisable stock options.

 (5) Includes 38,000 shares issuable to Mr. Knepper pursuant to presently exercisable stock options, 4,635 shares allocated to Mr. Knepper and held in his account under the Savings Plan, 2,100 shares held by Mr. Knepper in an Individual Retirement Account and 3,200 shares purchasable by Mr. Knepper under the Company's Employee Stock Purchase Plan (the "Purchase Plan").

 (6) Includes 35,000 shares issuable to Mr. Clouser pursuant to presently exercisable stock options, 1,914 shares allocated to Mr. Clouser and held in his account under the Savings Plan and 3,200 shares purchasable by Mr. Clouser under the Purchase Plan. Also includes 15,000 shares issuable to Mr. Clouser's wife pursuant to presently exercisable stock options, 1,594 shares allocated to his wife and held in her account under the Savings Plan and 3,200 shares purchasable by her under the Purchase Plan, with respect to all of which shares Mr. Clouser disclaims beneficial ownership.

 (7) Includes 1,199 shares allocated to Mr. Miller and held in his account under the Savings Plan.

 (8) Includes 3,500 shares issuable to Mr. Eyring pursuant to presently exercisable stock options, 362 shares allocated to Mr. Eyring and held in his account under the Savings Plan and 3,200 shares purchasable by Mr. Eyring under the Purchase Plan.

 (9) Includes 4,000 shares issuable to Mr. Walton pursuant to presently exercisable stock options, 249 shares allocated to Mr. Walton and held in his account under the Savings Plan and 3,200 shares purchasable by Mr. Walton under the Purchase Plan.

(10) Includes 152,500 shares issuable to executive officers and directors of the Company pursuant to presently exercisable stock options and 28,800 shares purchasable by executive officers of the Company under the Purchase Plan.

Item 13.  Certain Relationships
          and Related Transactions.

    The Company is a party to an agreement (each, an "Agreement") with each of Messrs. Herbert Bass and Alex Geisler, Directors and former Co-Chairmen and Co-Chief Executive Officers of the Company. Under the Agreements, Messrs. Bass and Geisler served as consultants to the Company through August 31, 1996. Beginning September 1, 1996, Mr. Bass and Mr. Geisler are each entitled to receive retirement benefits for the rest of his life at an annual rate of $92,061 per annum. These retirement benefits are payable for a minimum of 10 years and will be paid to the person's estate in the event of his death prior to August 31, 2006. They are also entitled to receive non-competition payments of $50,000 per annum for the 10 years following the terms of the Agreements.

    Susan Devlin, wife of Richard Clouser, Senior Vice President-Corporate and President of the Company's Mobile division, was employed by the Company during the fiscal year ended August 31, 1997 as a vice president of its Mobile division and, during fiscal 1997, was paid a salary of $165,323.

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K

              (a) 1. The following financial statements of the Company are included in Part II, Item 8:

                                                                                                              Page
                                                                                                            ---------
Report of Grant Thornton LLP Independent Accountants......................................................         20
Consolidated Balance Sheets--August 31, 1997 and 1996.....................................................      21-22
Consolidated Statements of Operations--Years Ended August 31, 1997, 1996, and 1995........................         23
Consolidated Statement of Stockholders' Equity--Years Ended August 31, 1997, 1996 and 1995................         24
Consolidated Statements of Cash Flows -Years Ended August 31, 1997, 1996 and 1995.........................      25-27
Notes to Consolidated Financial Statements................................................................      28-42

                  2. The following schedule is included in Part IV:

                     Consolidated Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts and Reserves...............................................         50

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

        10(FF). Employment Agreement dated as of September 1, 1997 between Unitel Video, Inc. and Barry Knepper.*

        10(GG). Agreement dated December 8, 1997 between Unitel Video, Inc. and Richard Clouser.*

        10(HH). Agreement dated December 8, 1997 between Unitel Video, Inc. and Thomas Eyring.*

        18. Exhibit 23. Accountant's consent.

        19. Exhibit 24. Power of Attorney from officers and directors to Barry Knepper (included on signature page).

        20. Exhibit 27. Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be noted as provided in Item 14(a)(3).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITEL VIDEO, INC.

                                       By: /s/ BARRY KNEPPER
                                           -------------------------------
                                           Barry Knepper
                                           Chief Executive Officer

                                       By: /s/ GEORGE HOROWITZ
                                           --------------------------------
                                           George Horowitz
                                           Chief Financial Officer

Dated: December 24, 1997