Form 10-Q/A
period 1997-05-31
UNITEL VIDEO INC/DE
filed 1998-01-14
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                 Amendment No. 1 to

                                     FORM 10-Q/A

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to _______________

Commission file number 1-8654


                              Unitel Video, Inc.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



Delaware                                                       23-1713238)
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                             Identification  No.


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

2,674,665 Common shares outstanding as of July 8, 1997
(Number of shares)                         (Date)

                               UNITEL VIDEO, INC.

                                  FORM 10-Q/A

                           QUARTER ENDED May 31, 1997

                                                                               PAGE
                          INDEX                                               NUMBER
                                                                             --------

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets May 31, 1997 (Unaudited)
                    and August 31, 1996                                         3-4

                    Consolidated Statements of Operations May 31, 1997
                    (Unaudited) and May 31, 1996 (Unaudited)                      5

                    Consolidated Statements of Cash Flows May 31, 1997
                    (Unaudited) and May 31, 1996 (Unaudited)                    6-7

                    Notes to Consolidated Financial Statements
                    (Unaudited)                                                8-11

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             11-14

Part II.  OTHER INFORMATION

          Item 5.   Third Quarter Adjustment                                     15

          Item 6.   Exhibits and Reports on Form 8-K                             15

                                 UNITEL VIDEO, INC.

                                   FORM 10-Q/A

                              QUARTER ENDED May 31, 1997

Part 1.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------


                                                                        MAY 31, 1997     AUGUST 31,
                                                                         AS RESTATED        1996
ASSETS                                                                    (UNAUDITED)       (NOTE)
------                                                                 -------------  --------------



Current Assets:

  Cash..............................................................   $     75,000   $    192,000

  Accounts receivable, net..........................................      7,417,000      8,701,000

  Other receivables.................................................         82,000        333,000

  Prepaid income taxes..............................................        186,000        142,000

  Prepaid expenses..................................................        500,000        735,000

  Net assets held for sale..........................................         --          1,587,000

  Deferred tax asset................................................        844,000        844,000

                                                                       -------------  --------------
Total current assets................................................      9,104,000     12,534,000

Property and equipment--at cost
  Land, buildings and improvements..................................     20,287,000     19,915,000

  Video equipment...................................................    103,263,000     97,023,000

  Furniture and fixtures............................................      4,107,000      3,502,000
                                                                       -------------  --------------

                                                                        127,657,000    120,440,000

Less accumulated depreciation.......................................     75,550,000     69,974,000
                                                                       -------------  --------------

                                                                         52,107,000     50,466,000

Deferred tax asset..................................................      1,625,000      1,625,000

Goodwill............................................................      1,755,000      1,859,000

Other assets........................................................      1,126,000      1,134,000
                                                                       -------------  --------------

                                                                       $ 65,717,000   $ 67,618,000
                                                                       -------------  --------------
                                                                       -------------  --------------

    Note: The balance sheet at August 31, 1996 has been taken from the audited consolidated financial statements at that date.

    See notes to consolidated financial statements.

                                UNITEL VIDEO, INC.

                                  FORM 10-Q/A

                      CONSOLIDATED BALANCE SHEETS (Continued)


                                                                        MAY 31, 1997     AUGUST 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     AS RESTATED        1996
------------------------------------                                   -------------  --------------
                                                                        (UNAUDITED)       (NOTE)

Current liabilities:

  Accounts payable..................................................   $  6,471,000    $  4,967,000

  Accrued expenses..................................................        848,000       1,450,000

  Payroll, benefits and related taxes...............................      1,538,000       2,947,000

  Current maturities of long-term debt..............................      7,090,000       8,362,000

  Current maturities of subordinated debt...........................      1,167,000       1,166,000

  Current maturities of ESOP loan...................................         30,000         166,000

  Current maturities of capital lease obligations...................      2,120,000       1,832,000
                                                                       -------------  --------------

  Total current liabilities.........................................     19,264,000      20,890,000

Deferred rent.......................................................        114,000         325,000

Long-term debt, less current maturities.............................     21,786,000      19,706,000

Subordinated debt, less current maturities..........................      1,667,000       1,979,000

Long-term leases, less current maturities...........................      4,928,000       5,604,000

Accrued retirement..................................................      1,208,000       1,304,000

Stockholders' equity:

Common stock, par value $.01 per share
  Authorized 5,000,000 shares
  Issued 2,674,665 and 3,532,554 shares respectively, and
  outstanding and 2,666,265 shares respectively.....................         27,000          26,000

Additional paid-in capital..........................................     27,538,000      27,545,000

Accumulated deficit.................................................     (2,809,000)     (1,592,000)

Common stock held in treasury, at cost (866,289 shares).............     (7,974,000)     (7,974,000)
                                                                       -------------  --------------
                                                                         16,782,000      18,005,000

Unearned employee benefit expense...................................        (32,000)       (195,000)
                                                                       -------------  --------------

  Total stockholders' equity........................................     16,750,000      17,810,000
                                                                       -------------  --------------

                                                                       $ 65,717,000    $ 67,618,000
                                                                       -------------  --------------
                                                                       -------------  --------------

Note: The balance sheet at August 31, 1996 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.

                                 FORM 10-Q/A

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                       THREE MONTHS ENDED MAY 31,    NINE MONTHS ENDED MAY 31,
                                                      ----------------------------  ----------------------------

                                                          1997           1996            1997           1996
                                                      -------------  -------------  -------------  -------------
                                                       AS RESTATED                   AS RESTATED


Sales...............................................  $  15,840,000  $  19,281,000  $  47,210,000  $  62,750,000

Cost of sales:

  Production costs..................................     10,993,000     13,910,000     31,937,000     44,897,000

  Depreciation......................................      2,101,000      2,205,000      6,410,000      5,711,000
                                                      -------------  -------------  -------------  -------------

                                                         13,094,000     16,115,000     38,347,000     50,608,000
                                                      -------------  -------------  -------------  -------------

Gross profit........................................      2,746,000      3,166,000      8,863,000     12,142,000

Operating expenses:

  Selling...........................................        413,000        496,000      1,407,000      1,832,000

  General and administrative........................      2,072,000      2,429,000      5,193,000      7,416,000

  Interest..........................................        900,000        984,000      2,674,000      2,755,000

  Restructuring charge (Note 5).....................      1,055,000      1,246,000      1,055,000      1,246,000

  Impairment charge.................................       --              261,000       --            2,000,000
                                                      -------------  -------------  -------------  -------------

                                                          4,440,000      5,416,000     10,329,000     15,249,000
                                                      -------------  -------------  -------------  -------------

Earnings (loss) from operations.....................     (1,694,000)    (2,250,000)    (1,466,000)    (3,107,000)

Other income (loss).................................         96,000        (37,000)       250,000        (37,000)
                                                      -------------  -------------  -------------  -------------

Earnings (loss) before income taxes.................     (1,598,000)    (2,287,000)    (1,216,000)    (3,144,000)

Income taxes........................................        (18,000)         3,000          1,000          3,000
                                                      -------------  -------------  -------------  -------------

Net earnings (loss) applicable for common stock       $  (1,580,000) $  (2,290,000) $  (1,217,000) $  (3,147,000)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Net earnings (loss) per common share                  $        (.59) $        (.88) $        (.45) $       (1.21)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Weighted average of common and common equivalent
  shares outstanding................................      2,681,000      2,611,000      2,690,000      2,591,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

    See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.

                                  FORM 10-Q/A

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                         ---------------------------
                                                                      MAY 31, 1997
                                                                       AS RESTATED             MAY 31, 1996
                                                                      ------------             ------------
Cash Flows From Operating Activities:
  Net loss                                                            $ (1,217,000)            $ (3,147,000)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization...................................       6,621,000                5,728,000
  Net gain on disposal of equipment...............................        (211,000)                 (17,000)
  Amortization of deferred financing costs........................         115,000                  174,000
  Deferred financing costs........................................          --                     (585,000)
  Deferred rent...................................................        (211,000)                (457,000)
  Accrued retirement expense......................................         (96,000)                 123,000
  Impairment and restructuring charges............................         780,000                2,000,000

Decrease (Increase) in:
  Accounts receivable.............................................       1,284,000                3,291,000
  Other receivables...............................................         251,000                   54,000
  Prepaid expenses................................................         235,000                  615,000
  Prepaid taxes...................................................         (44,000)                 116,000
  Other assets....................................................        (104,000)                (118,000)
  Deferred tax asset..............................................          --                      (79,000)

Increase (Decrease) in:
  Accounts payable................................................       1,504,000               (3,244,000)
  Accrued expenses................................................        (602,000)                 (30,000)
  Payroll and related taxes.......................................      (1,409,000)                (716,000)
                                                                      ------------            -------------
Total adjustments.................................................       8,113,000                6,855,000
                                                                      ------------            -------------
    Net cash provided by operating activities.....................       6,896,000                3,708,000

Cash Flows From Investing Activities:
  Capital expenditures............................................      (9,373,000)              (6,340,000)
  Proceeds from disposal of equipment.............................       2,230,000                  898,000
                                                                      ------------            -------------
    Net cash used in investing activities.........................      (7,143,000)              (5,442,000)


                                                                       (Continued)


                               UNITEL VIDEO, INC.

                                  FORM 10-Q/A

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                                NINE MONTHS ENDED
                                                                         ---------------------------
                                                                      MAY 31, 1997
                                                                       AS RESTATED             MAY 31, 1996
                                                                      ------------             ------------





Cash Flows From Financing Activities:
  Proceeds from long-term financing..................................  $ 9,874,000              $ 24,503,000
  Proceeds from issuance of common stock.............................       39,000                   223,000
  Repayment of loan to ESOP..........................................     (136,000)                 (142,000)
  Principal repayments...............................................   (9,765,000)              (22,950,000)
  Release of ESOP quarterly shares...................................      118,000                   146,000
                                                                      ------------             -------------

  Net cash provided (used) by financing activities...................      130,000                 1,780,000
                                                                      ------------             -------------
Net Increase (Decrease) in Cash......................................     (117,000)                   46,000
Cash Beginning of Year...............................................      192,000                   161,000
                                                                      ------------             -------------
Cash End of Nine Months.............................................. $     75,000             $     207,000
                                                                      ------------             -------------
                                                                      ------------             -------------
Schedule of income taxes and interest paid:
  Income Taxes Paid.................................................. $     30,000             $      77,000
  Interest Paid......................................................    2,416,000                 2,237,000
                                                                      ------------             -------------
                                                                      $  2,446,000             $   2,314,000
                                                                      ------------             -------------
                                                                      ------------             -------------


                                See notes to consolidated financial statements.



                                UNITEL VIDEO, INC.
                                  FORM 10-Q/A
                           NINE MONTHS ENDED MAY 31, 1997
                                  AS RESTATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

2. STOCKHOLDERS' EQUITY

During the nine months ended May 31, 1997, stockholders' equity decreased due to:


Net loss.........................................................  $(1,217,000)
Reduction in unearned employee benefit expense...................      163,000
Reduction in additional paid in capital resulting
  from the allocation of ESOP shares.............................      (45,000)
Purchase of stock under the Unitel Video Inc. Employee
  Stock Purchase Plan............................................       39,000
                                                                    ----------
Total decrease in stockholders' equity...........................  $(1,060,000)
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

The Plan's compensation expense was $117,000 and $39,000 for the nine months and quarter ended May 31, 1997, respectively. A summary of the Plan's shares as of May 31, 1997 is as follows:

            Allocated shares................................     96,666
            Shares released for allocation..................     15,064
            Unreleased shares...............................     21,119
                                                               ---------
                                                                132,849
                                                               ---------
                                                               ---------

            Fair value of unreleased shares at May 31, 1997..  $ 127,000
                                                               ---------
                                                               ---------



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

In April 1997 the Company announced the merger of its Unitel Hollywood and Editel Los Angeles divisions under one roof at the Editel Los Angeles facility. In June 1997 the merger was completed. A significant portion of the equipment from Unitel Hollywood was moved to the Editel Los Angeles location. Additionally, a portion of the equipment was transferred to the Company's New York Post Production division for future use. The balance of the equipment was sold and the proceeds in the amount of approximately $1,700,000 were used to repay long term debt. As a result of the merger and sale, the company recorded a restructuring charge of $1,055,000 in the third quarter of 1997.

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

7. THIRD QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 1997, the Company recorded certain adjustments which resulted in a restructuring charge of $1,055,000. These adjustments related to previously issued quarterly data for the third quarter of fiscal 1997 and the Company has restated its financial statements for the third quarter and nine months ended May 31, 1997 to record these adjustments. The effect of this change in the third quarter and nine months ended May 31, 1997 was to increase the loss in these periods by $.39 per share to $.59 and $.45, respectively.


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

In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans. In May
1997 the loan agreement was renegotiated with $2.5 million of Term loan B rescheduled to become part of Term loan A. The lender also made available an additional $500,000 as part of Term loan A. Term loan A was then rescheduled to be payable in monthly principal payments of $100,000 through December 2001 with the balance of $4,700,000 due on December 12, 2001. Term loan B is repayable from the proceeds of sales of fixed assets. As of May 31, 1997 Term Loan B had a balance of $2,142,000 outstanding, of which $642,000 has been repaid as of June 29, 1997 with the remainder due by September 30, 1997. In addition, the lender has provided the Company with a $3.5 million bridge loan to be repaid from the proceeds of an $8.5 million industrial revenue bond financing, scheduled to close in July 1997. The industrial revenue bonds will be issued by the Allegheny County (Pennsylvania) Industrial Development Authority in an initial principal amount of $5 million and the proceeds of the bonds will be used by the Company to finance expenses incurred in connection with the construction of up to two digital mobile production units. At May 31, 1997 there was $3,000,000 outstanding on the bridge loan and $6,174,000 outstanding under the revolving credit portion of the facility.

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

The Company's net loss for the quarter ended May 31, 1997 was $1,580,000, compared to a net loss of $2,290,000 for the comparable quarter of fiscal year 1996. The Company's net loss was $1,217,000 for the nine months ended May 31, 1997, compared with a net loss of $3,147,000 for the same period of the prior fiscal year. The Company's 1997 third quarter net loss of $1,580,000 was due substantially to the Company's decision to merge its West coast Unitel Hollywood and Editel Los Angeles facilities resulting in a loss of $900,000 from the Unitel Hollywood operations and a restructuring charge of $1,055,000 during the third quarter. The losses incurred in merging the West coast facilities were attributable to a loss of business related to the transition, severance costs and other costs which the Company incurred in its efforts to maintain client relationships and employee morale during the transition.

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

Part II. OTHER INFORMATION


ITEM 5. THIRD QUARTER ADJUSTMENT


The Company has restated its financial statements for the third quarter and nine months ended May 31, 1997 to record certain adjustments, as more particularly described in Note 7 to Notes to Consolidated Financial Statements included in item 1 above.


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


        UNITEL VIDEO, INC.


    By: /s/ Barry Knepper
        -----------------
        Barry Knepper
        Chief Executive Officer


    By: /s/ George Horowitz
        -------------------
        George Horowitz
        Chief Financial Officer


    Dated: January 14, 1998