Form 10-Q
period 1997-11-30
UNITEL VIDEO INC/DE
filed 1998-01-14
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

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

Yes /X/                                                                  No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,674,665 common shares outstanding as of January 17, 1997.
(Number of shares)                        (Date)

                               UNITEL VIDEO, INC.

                                   FORM 10-Q

                        QUARTER ENDED NOVEMBER 30, 1997

                                                                          PAGE
                                       INDEX                             NUMBER

Part I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets November 30, 1997
                      (Unaudited) and August 31, 1997..................   3-4

                      Consolidated Statements of Operations
                      November 30, 1997 (Unaudited) and November 30,
                      1996 (Unaudited).................................     5

                      Consolidated Statements of Cash Flows
                      November 30, 1997 (Unaudited) and November 30,
                      1996 (Unaudited).................................   6-7

                      Notes to Consolidated Financial
                      Statements (Unaudited)...........................  8-10

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.... 11-13

           Item 3.    Quantitative and Qualitative Disclosure
                      About Market Risk................................    14

Part II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K.................    14

                               UNITEL VIDEO, INC.
                                   FORM 10-Q
                        QUARTER ENDED NOVEMBER 30, 1997

Part 1.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   NOVEMBER 30,       AUGUST 31,
                                                                                       1997              1997
                                                                                 ----------------  --------------
                                                                                   (UNAUDITED)         (NOTE)

ASSETS

Current Assets:
  Cash........................................................................   $       568,000    $    137,000
    Accounts receivable, less allowance for doubtful accounts of $499,000 and
      $412,000................................................................         6,764,000       5,139,000
    Other receivables.........................................................           101,000          19,000
    Prepaid income taxes......................................................           101,000          75,000
    Prepaid expenses..........................................................           745,000         564,000
    Deferred tax asset........................................................           844,000         844,000
                                                                                -----------------  --------------
        Total current assets..................................................         9,123,000       6,778,000

Property and equipment--at cost
  Land, buildings and improvements............................................        21,724,000      20,799,000
  Video equipment.............................................................        78,659,000      87,745,000
  Furniture and fixtures......................................................         2,553,000       2,591,000
                                                                                -----------------  --------------
                                                                                     102,936,000     111,135,000

    Less accumulated depreciation.............................................        52,198,000      59,228,000
                                                                                -----------------  --------------
                                                                                      50,738,000      51,907,000

Deferred tax asset............................................................         1,625,000       1,625,000
Goodwill......................................................................         1,686,000       1,721,000
Other assets..................................................................         1,234,000       1,052,000
                                                                                -----------------  --------------
                                                                                 $    64,406,000    $ 63,083,000
                                                                                -----------------  --------------
                                                                                -----------------  --------------

Note: The balance sheet at August 31, 1997 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                   FORM 10-Q
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                                   NOVEMBER 30,       AUGUST 31,
                                                                                       1997              1997
                                                                                -----------------  --------------
                                                                                   (UNAUDITED)         (NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................    $   8,164,000     $  6,754,000
  Accrued expenses............................................................        1,292,000          998,000
  Accrued payroll, benefits and related taxes.................................        1,586,000        2,038,000
  Current maturities of long-term debt........................................        5,068,000        3,530,000
  Current maturities of subordinated debt.....................................        1,057,000        1,167,000
  Current maturities of capital lease obligations.............................        1,933,000        1,946,000
                                                                                -----------------  --------------
  Total current liabilities...................................................       19,100,000       16,433,000

Deferred rent.................................................................          123,000          121,000
Long-term debt, less current maturities.......................................       26,113,000       26,525,000
Subordinated debt, less current maturities....................................        1,785,000        1,770,000
Long-term leases, less current maturities.....................................        3,206,000        3,666,000
Accrued retirement............................................................        1,143,000        1,176,000

Stockholders' equity:
  Common stock, par value $.01 per share......................................
  Authorized 5,000,000 shares.................................................
  Issued 3,540,954 and 3,540,954 shares, respectively, and
     outstanding 2,674,665 and 2,674,665 shares, respectively.................           27,000           27,000
    Additional paid-in capital................................................       27,367,000       27,367,000
    Accumulated deficit.......................................................       (6,484,000)      (6,028,000)
    Common stock held in treasury, at cost (866,289 shares)...................       (7,974,000)      (7,974,000)
                                                                                -----------------  --------------
    Total stockholders' equity................................................       12,936,000       13,392,000
                                                                                -----------------  --------------
                                                                                  $  64,406,000     $ 63,083,000
                                                                                -----------------  --------------
                                                                                -----------------  --------------


Note: The balance sheet at August 31, 1997 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                   FORM 10-Q
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                     THREE MONTHS ENDED NOVEMBER 30,

                                                                                     -------------------------------
                                                                                         1997             1996
                                                                                     --------------  ---------------
Sales..............................................................................  $  13,768,000  $  16,370,000

Cost of sales:
  Production costs.................................................................      9,279,000     10,716,000
  Depreciation.....................................................................      2,151,000      2,051,000
                                                                                     -------------  -------------
                                                                                        11,430,000     12,767,000
                                                                                     -------------  -------------
Gross profit.......................................................................      2,338,000      3,603,000

Operating expenses:
  Selling..........................................................................        363,000        485,000
  General and administrative.......................................................      1,620,000      1,370,000
  Interest.........................................................................        899,000        841,000
                                                                                     -------------  -------------
                                                                                         2,882,000      2,696,000
                                                                                     -------------  -------------
Earnings (loss) from operations....................................................       (544,000)       907,000
Other income.......................................................................         90,000         78,000
                                                                                     -------------  -------------
Earnings (loss) before income taxes................................................       (454,000)       985,000
Income taxes.......................................................................          2,000         50,000
                                                                                     -------------  -------------
Net earnings applicable for common stock...........................................  $    (456,000) $     935,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Net Earnings (loss) per Common Share...............................................  $        (.17) $         .35
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Weighted average of common and common equivalent shares outstanding................      2,675,000      2,690,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------


                See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                   FORM 10-Q
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED
                                                                                               NOVEMBER 30,
                                                                                         ------------------------
                                                                                            1997         1996
                                                                                         -----------  -----------
Cash Flows From Operating Activities:
  Net income (loss)....................................................................  $  (456,000) $   935,000
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................................    2,151,000    2,187,000
  Net gain on disposal of assets.......................................................      --          (136,000)
  Deferred financing costs.............................................................      --           --
  Amortization of deferred financing costs.............................................       47,000       37,000
  Deferred rent........................................................................        2,000      (21,000)
  Accrued retirement expenses..........................................................      (33,000)     (32,000)
  Decrease (Increase) in:
    Accounts receivable................................................................   (1,712,000)     548,000
    Allowance for doubtful accounts....................................................       87,000      (81,000)
    Other receivables..................................................................      (82,000)     (74,000)
    Prepaid expenses...................................................................     (181,000)     (44,000)
    Prepaid taxes......................................................................      (26,000)      39,000
    Other assets.......................................................................     (229,000)    (209,000)
  Increase (Decrease) in:
    Accounts payable...................................................................    1,410,000     (648,000)
    Accrued expenses...................................................................      294,000       14,000
    Payroll and related taxes..........................................................     (452,000)  (1,189,000)
    Income taxes payable...............................................................      --           --
                                                                                         -----------  -----------
      Total adjustments................................................................    1,276,000      391,000
                                                                                         -----------  -----------
      Net cash provided by operating activities........................................      820,000    1,326,000

  Cash Flows from Investing Activities:
    Capital expenditures...............................................................     (947,000)  (1,945,000)
    Proceeds from disposal of assets...................................................      --         1,832,000
                                                                                         -----------  -----------
      Net cash used in investing activities............................................     (947,000)    (113,000)


                                                                     (Continued)

                               UNITEL VIDEO, INC.
                                   FORM 10-Q
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                                            THREE MONTHS ENDED
                                                                                               NOVEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
Cash Flows From Financing Activities:
    Proceeds from long term financing.................................................  $  6,832,000  $  1,182,000
    Proceeds from issuance of common stock............................................       --             39,000
    Repayment of loan to ESOP.........................................................       --            (46,000)
    Principal repayments..............................................................    (6,274,000)   (2,542,000)
    Release of ESOP quarterly shares..................................................       --             39,000
                                                                                        ------------  ------------
Net cash provided (used) in financing activities......................................       558,000    (1,328,000)
                                                                                        ------------  ------------
Net Increase (Decrease) in Cash.......................................................       431,000      (115,000)
Cash Beginning of Year................................................................       137,000       192,000
                                                                                        ------------  ------------
Cash End of Quarter...................................................................  $    568,000  $     77,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Schedule of income taxes and interest paid:
  Income Taxes Paid...................................................................  $      2,000  $     10,000
  Interest Paid.......................................................................       854,000       821,000
                                                                                        ------------  ------------
                                                                                        $    856,000  $    831,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------


                See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                   FORM 10-Q
                      THREE MONTHS ENDED NOVEMBER 30, 1996
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of November 30, 1997, the consolidated statements of operations for the quarters ended November 30, 1997 and 1996, and the consolidated statements of cash flows for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 1997 and for all periods presented have been made.

   Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1997 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the quarter ended November 30, 1997 are not necessarily indicative of the operating results for the full year.

2. STOCKHOLDERS' EQUITY

   During the three months ended November 30, 1997, stockholders' equity decreased due to a net loss of ($456,000).

3. PER SHARE DATA

   Per share data for the three months ended November 30, 1997 and 1996 is based on the weighted average number of common shares outstanding. In the three months ended November 30, 1996, unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See Note 4). There were no unreleased employee stock ownership shares in the three months ended November 30, 1997.

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

   The Company reports compensation expense based on the dollar value of the 401(k) match expense. The Plan's compensation expense was $35,000 for the three months ended November 30, 1997.

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

   In February 1996 the Company closed its Editel Chicago division, distributed the majority of its assets to other divisions throughout the Company and sold the remaining assets at an auction held in May 1996. Also in May 1996, after reevaluating the potential of the Editel Los Angeles division, the Company decided to retain and expand this division. In August of 1996 the Company closed its Editel New York division and distributed the majority of its editorial and computer graphics assets throughout the Company. In November 1996 the Company sold the majority of this division's remaining net assets held for sale of $1,587,000 to an unrelated third party for $1,400,000. The balance of the assets, were redeployed throughout the Company or disposed of through an auction. Proceeds from the sale of assets are used by the Company to repay outstanding debt.

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

6. STOCK BASED COMPENSATION

   Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," provided companies a choice in the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," or the fair market value based method provided in SFAS No. 123. This statement was adopted by the Company during its fiscal year ending August 31, 1997. The Company uses the intrinsic value-based method provided in APB No. 25 to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 is the obligation imposed on the Company to comply with the new disclosure requirements provided thereunder.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $947,000 during the quarter ended November 30, 1997, and primarily consisted of video equipment for the Company's two new mobile units as well as the purchase of production, post production and graphics equipment for use throughout the Company.

    Net cash provided by operating activities during the quarter ended November 30, 1997 and 1996 was $820,000 and $1,326,000, respectively. Net cash provided by operating activities for the quarter ended November 30, 1997 was increased by net cash provided from financing activities of $558,000 from additional long term debt and was offset by net cash of $947,000 used in investing activities which consisted of capital expenditures resulting in a net increase in cash available of $431,000. Net cash provided by operating activities for the quarter ended November 30, 1996 was offset by net cash of $113,000 used in investing activities which consisted of capital expenditures (net of proceeds from asset dispositions of $1,832,000), and by net cash used in financing activities of $1,328,000 for debt repayment, resulting in a net decrease in cash available of $115,000.

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

    In July 1997 the credit facility was further amended by the issuance of a $5,080,000 letter of credit (the "Letter of Credit") to secure payment of principal and interest on $5,000,000 principal amount of Allegheny County (Pennsylvania) Industrial Development Authority Variable Rate Demand Revenue Bonds (the "Bonds"). The proceeds from the sale of the Bonds were loaned to the Company and were used by the Company, together with other available funds, to build a new digital mobile production unit which was placed in service in the quarter ended November 30, 1997. The Letter of Credit requires quarterly principal payments of $179,000 commencing August 1998 to be applied to the redemption in equal principal amount of the Bonds. The Bonds mature on July 1, 2009 and, to the extent not previously redeemed in full as provided in the prior sentence, are required to be repaid by the Company on that date.

    In December 1997 the credit facility was further amended by increasing the Letter of Credit to $8,636,000 to secure payment of principal and interest on an additional $3,500,000 principal amount of Allegheny County (Pennsylvania) Industrial Development Authority Variable Rate Demand Revenue Bonds ("the Additional Bonds"). The proceeds from the sale of the Additional Bonds were loaned to the Company and were used by the Company, together with other available funds, to build a second digital mobile production unit which is expected to be placed in service in February, 1998. The amended Letter of Credit requires additional quarterly principal payments of $125,000 commencing February 1999 to be applied to the redemption in equal principal amount of the Additional Bonds. The Additional Bonds mature on July 1, 2009 and, to the extent not previously redeemed in full as provided in the prior sentence, are required to be repaid by the Company on that date. The terms of the overall credit facility with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender. The Company anticipates that funds generated from operations together with funds available under its existing credit facility and proceeds from the refinancing or sale of certain of its owned real estate currently being negotiated and noted above in this item will be sufficient to meet the Company's anticipated working capital and investing needs in fiscal 1998.

RESULTS OF OPERATIONS

    Sales were $13,768,000 and $16,370,000 for the quarters ended November 30, 1997 and 1996, respectively, resulting in a decrease from the same period of the prior year. The decrease in sales is primarily due to the merger of the Company's Unitel Hollywood and Editel Los Angeles divisions in fiscal 1997. The Company's Mobile division commenced operating its newest and most sophisticated unit during the quarter ended November 30, 1997. The new unit contributed to a modest increase in Mobile division revenues for the quarter ended November 30, 1997 as compared with the quarter ended November, 1996.

    The Company's net loss for the quarter ended November 30, 1997 was ($456,000), compared to net income of $935,000 for the comparable quarter of fiscal year 1997. The comparative decrease in net income of approximately $1,391,000 for the quarter ended November 30, 1997 compared to the quarter ended November 30, 1996 is principally due to a decrease in sales in the Company's New York Post Production division, an increase in expenses in both the New York Post Production and Mobile divisions and an overall increase in general and administration expenses. The decrease in sales in the Company's New York Post Production division is the result of a continuing industry wide decline in revenues and profitability from analog editing. The Company is addressing this issue by reducing its New York post production assets and by repurposing the related facilities for television studio production use. The increase in expenses in the New York post production and Mobile divisions is primarily due to increases in operating expenses, including promotional expenses in connection with the Company's new mobile unit, as well as depreciation and interest expense on capital improvements made during the fiscal year ended August 31, 1997.

    Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 67% for the quarter ended November 30, 1997, as compared to 65% for the quarter ended November 30, 1996. Although production expenses decreased during the quarter ended November 1997 as compared with the quarter ended November 1996, the percentage to sales was higher due to the nature of the costs being mostly fixed which is an inherent part of the business.

    Depreciation, as a percentage of sales, was 15.6% and 12.5% for the quarters ended November 30, 1997 and 1996, respectively. The increase in the quarter ended November 30, 1997 compared to the same period in the prior year was a result of depreciation on the Mobile division's newest unit introduced in the quarter ended November 30, 1997 and increased depreciation resulting from additions to property and equipment at other divisions during fiscal 1997. Since sales were down and depreciation increased modestly in the quarter ended November 30, 1997, depreciation as a percentage of sales increased for such period.

    Selling expenses, as a percentage of sales, for the quarters ended November 30, 1997 and 1996 were 2.6% and 3.0%, respectively. The decrease in the quarter ended November 30, 1997 as compared to the same quarter in 1996 is mainly due to a decrease in the sales staff resulting from the merger of the Unitel Hollywood and Editel Los Angeles divisions.

    General and administrative expenses, as a percentage of sales, for the quarters ended November 30, 1997 and 1996 were 11.8% and 8.4%, respectively. The increase in general and administrative expenses as a percentage of sales is primarily due to the impact of the reduction of certain cost estimates related to the closure of the Editel New York and Editel Chicago divisions during the first quarter of fiscal 1997. During the first quarter of fiscal 1998, there were no comparable reductions of costs.

    Interest expense, as a percentage of sales, for the quarters ended November 30, 1997 and 1996 was 6.5% and 5.1%, respectively. Since the level of outstanding debt in the first quarter of fiscal 1998 did not materially increase compared with the same period of the prior year and sales decreased in the first quarter of fiscal 1998, interest expense as a percentage of sales increased in fiscal 1998 when compared with the same period of the prior year.

    The Company's effective tax rate was 0% and 5% for the first quarter of fiscal years 1998 and 1997, respectively. The effective tax rate for the first quarter of fiscal 1998 is less than the federal statutory rate of 34% due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1995, 1996 and 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        Not applicable

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required to be filed by Item 601 of Regulation S-K.

           1. Exhibit 27. Financial Data Schedule.

       (b) On September 22, 1997 the Company filed a Current Report on Form 8-K dated September 15, 1997 (File No. 1-8654).

       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

       UNITEL VIDEO, INC.

       By: /s/ BARRY KNEPPER
           -----------------------
           Barry Knepper
           President and Chief Executive Officer

       By: /s/ GEORGE HOROWITZ
           -----------------------
           George Horowitz
           Chief Financial Officer

Dated: January 14, 1998