Form 10-Q
period 1998-02-28
UNITEL VIDEO INC/DE
filed 1998-04-20
CIK 740103

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended February 28, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

Yes |X|                                                          No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,674,665 Common shares outstanding as of April 20, 1998.

(Number of shares)                        (Date)

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                         QUARTER ENDED FEBRUARY 28, 1998

                                                                   Page
                                 INDEX                            Number

Part I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 February 28, 1998  (Unaudited) and
                 August 31, 1997                                   3-4

                 Consolidated Statements of Operations
                 February 28, 1998  (Unaudited) and
                 February 28, 1997  (Unaudited)                      5

                 Consolidated Statements of Cash Flows
                 February 28, 1998 (Unaudited)
                 and February 28, 1997 (Unaudited)                 6-7

                 Notes to Consolidated Financial
                 Statements  (Unaudited)                          8-10

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                      11-14

         Item 3. Quantitive and Qualitative Disclosure
                 About Market Risk                                  15

Part II. OTHER INFORMATION

         Item 5. Other Information                                  15

         Item 6. Exhibits and Reports on Form 8-K                   15

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                         QUARTER ENDED FEBRUARY 28, 1998

Part 1. FINANCIAL INFORMATION

        ITEM 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                            February 28, 1998    August 31, 1997
                                            -----------------    ---------------
                                               (Unaudited)            (Note)
ASSETS
------

Current Assets:
    Cash                                      $     89,000        $    137,000
    Accounts receivable,
      less allowance for
      doubtful accounts of $575,000
      and $412,000                               5,949,000           5,139,000
    Other receivables                              207,000              19,000
    Prepaid income taxes                           107,000              75,000
    Prepaid expenses                               708,000             564,000
Deferred tax asset                                 495,000             495,000
                                              ------------        ------------
Total current assets                             7,555,000           6,429,000

Property and equipment - at cost
    Land, buildings
      and improvements                          21,260,000          20,799,000
    Video equipment                             81,338,000          87,745,000
    Furniture and fixtures                       2,065,000           2,591,000
                                              ------------        ------------
                                               104,663,000         111,135,000

Less accumulated depreciation                   52,391,000          59,228,000
                                              ------------        ------------
                                                52,272,000          51,907,000

Deferred tax asset                               1,974,000           1,974,000
Goodwill                                         1,652,000           1,721,000
Other assets                                     1,696,000           1,052,000
                                              ------------        ------------
                                              $ 65,149,000        $ 63,083,000
                                              ============        ============

Note: The balance sheet at August 31, 1997 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                     February 28, 1998  August 31, 1997
                                                     -----------------  ---------------
                                                        (Unaudited)          (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                   $  7,873,000       $  6,754,000
    Accrued expenses                                      1,099,000            998,000
    Payroll, benefits and related taxes                   1,069,000          2,038,000
    Current maturities of long-term debt                  4,300,000          3,530,000
    Current maturities of subordinated debt               1,057,000          1,167,000
    Current maturities of capital lease obligations       1,820,000          1,946,000
                                                       ------------       ------------
    Total current liabilities                            17,218,000         16,433,000

Deferred rent                                               123,000            121,000
Long-term debt, less current maturities                  30,550,000         26,525,000
Subordinated debt, less current maturities                1,682,000          1,770,000
Long-term leases, less current maturities                 2,837,000          3,666,000
Accrued retirement                                        1,111,000          1,176,000

Stockholders' equity:
    Common stock, par value
    $.01 per share
    Authorized 5,000,000 shares
    Issued 3,540,954 and 3,540,954 shares
    respectively, and outstanding 2,674,665
    and 2,674,665 shares respectively                        27,000             27,000
    Additional paid-in capital                           27,367,000         27,367,000
    Accumulated deficit                                  (7,792,000)        (6,028,000)
    Common stock held in treasury,
    at cost (866,289 shares)                             (7,974,000)        (7,974,000)
                                                       ------------       ------------
    Total stockholders' equity                           11,628,000         13,392,000
                                                       ------------       ------------
                                                       $ 65,149,000       $ 63,083,000
                                                       ============       ============

Note: The balance sheet at August 31, 1997 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended              Six Months Ended
                                           ------------------              ----------------

                                      February 28,    February 28,   February 28,    February 28,
                                          1998            1997           1998            1997
                                          ----            ----           ----            ----
Sales                                $ 12,429,000    $ 15,000,000    $ 26,197,000    $ 31,370,000

Cost of sales:
     Production costs                   8,784,000      10,228,000      18,063,000      20,944,000
     Depreciation                       2,190,000       2,258,000       4,341,000       4,309,000
                                     ------------    ------------    ------------    ------------
                                       10,974,000      12,486,000      22,404,000      25,253,000
                                     ------------    ------------    ------------    ------------

Gross profit                            1,455,000       2,514,000       3,793,000       6,117,000

Operating expenses:
     Selling                              406,000         509,000         769,000         994,000
     General and administrative         1,484,000       1,751,000       3,104,000       3,121,000
     Interest                             946,000         933,000       1,845,000       1,774,000
                                     ------------    ------------    ------------    ------------

                                        2,836,000       3,193,000       5,718,000       5,889,000
                                     ------------    ------------    ------------    ------------

Earnings (loss) from operations        (1,381,000)       (679,000)     (1,925,000)        228,000

Other income                               73,000          76,000         163,000         154,000
                                     ------------    ------------    ------------    ------------

Earnings (loss) before
    income taxes                       (1,308,000)       (603,000)     (1,762,000)        382,000

Income taxes                                   --         (31,000)          2,000          19,000
                                     ------------    ------------    ------------    ------------

Net earnings (loss) available to
      common stockholders            $ (1,308,000)   $   (572,000)   $ (1,764,000)   $    363,000
                                     ============    ============    ============    ============

Earnings (loss) Per Common
      Share - Basic and Diluted      $       (.49)   $       (.21)   $       (.66)   $        .13
                                     ============    ============    ============    ============

Weighted average of common and
     common equivalent shares
     outstanding                        2,675,000       2,695,000       2,675,000       2,694,000
                                     ============    ============    ============    ============


See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended
                                                       ----------------

                                            February 28, 1998  February 28, 1997
                                            -----------------  -----------------
Cash Flows From Operating Activities:
    Net income (loss)                          $(1,764,000)        $   363,000
    Adjustments to reconcile
     net income (loss) to net cash
     provided by operating
     activities:
    Depreciation and amortization                4,374,000           4,505,000
    Net gain on disposal of equipment              (33,000)           (196,000)
    Deferred financing costs                      (395,000)                 --
    Amortization of deferred financing costs       137,000              74,000
    Deferred rent                                    2,000            (215,000)
    Accrued retirement expense                     (65,000)            (64,000)
    Deferred advisory and legal costs             (326,000)                 --
Decrease (Increase) in:
    Accounts receivable                           (973,000)          2,020,000
    Allowance for doubtful accounts                163,000            (277,000)
    Other receivables                             (188,000)            147,000
    Prepaid expenses                              (144,000)             (5,000)
    Prepaid taxes                                  (32,000)              2,000
    Other assets                                   (60,000)            (88,000)
Increase (Decrease) in
    Accounts payable                             1,119,000            (683,000)
    Accrued expenses                               101,000            (483,000)
    Payroll and related taxes                     (969,000)         (1,228,000)
                                               -----------         -----------
      Total adjustments                          2,711,000           3,509,000
                                               -----------         -----------
      Net cash provided by operating
       activities                                  947,000           3,872,000

Cash Flows From Investing
    Activities:
     Capital expenditures                       (4,670,000)         (3,422,000)
     Proceeds from disposal of equipment            33,000           2,204,000
                                               -----------         -----------
      Net cash used in
       investing activities                     (4,637,000)         (1,218,000)

                                   (Continued)

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                     Six Months Ended
                                                     ----------------

                                           February 28, 1998  February 28, 1997
                                           -----------------  -----------------

Cash Flows From Financing Activities:
 Proceeds from long-term financing             11,257,000          2,091,000
 Proceeds from issuance of common stock            --                 39,000
 Repayment of loan to ESOP                         --                (91,000)
 Principal repayments                          (7,615,000)        (4,931,000)
 Release of ESOP quarterly shares                  --                 78,000
                                             ------------       ------------

  Net cash (used) provided by
   financing activities                         3,642,000         (2,814,000)
                                             ------------       ------------

Net (Decrease)/Increase in Cash                   (48,000)          (160,000)

Cash Beginning of Year                            137,000            192,000
                                             ------------       ------------

Cash End of Six Months                       $     89,000       $     32,000
                                             ============       ============

Schedule of income taxes and interest
 paid:

        Income Taxes Paid                    $     -0-          $     17,000
        Interest Paid                           1,639,000          1,757,000
                                             ------------       ------------

                                             $  1,639,000       $  1,774,000
                                             ============       ============


                     See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                       SIX MONTHS ENDED FEBRUARY 28, 1998
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Consolidated Financial Statements

The condensed consolidated balance sheet as of February 28, 1998, the consolidated statements of operations for the six months and quarters ended February 28, 1998 and February 28, 1997, and the consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 1998 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1997 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended February 28, 1998 are not necessarily indicative of the operating results for the full year.

2. Stockholders' Equity

During the six months ended February 28, 1998, stockholders' equity decreased due to a net loss of ($1,764,000).

3. Per Share Data

Per share data for the quarter and six months ended February 28, 1998 and February 28, 1997 is based on the weighted average number of common shares outstanding. In the quarter and six months ended February 28, 1997 unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. (See Note 4). There were no unreleased employee stock ownership shares in the quarter and six months ended February 28, 1998.

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

The Company reports compensation expense based on the dollar value of the 401(k) match expense. The Plan's compensation expense was $35,000 and $70,000 for the quarter and six months ended February 28, 1998.

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

In February 1996 the Company closed its Editel Chicago division, distributed the majority of its assets to other divisions throughout the Company and sold the remaining assets at an auction held in May 1996. Also in May 1996, after reevaluating the potential of the Editel Los Angeles division and primarily due to increasing sales and profitability at that division, the Company decided to retain and expand the Editel Los Angeles division. In August 1996 the Company closed its Editel New York division and distributed the majority of its editorial and computer graphics assets throughout the Company. In November 1996 the Company sold the majority of this division's remaining net assets held for sale of $1,587,000 to an unrelated third party for $1,400,000. The balance of the assets were redeployed throughout the Company or disposed of through an auction. Proceeds from the sale of these assets were used by the Company to repay outstanding debt. In June 1997 the Company determined that a single facility in California would significantly reduce its costs and adequately meet the demand for its services in that location and, accordingly, the Company merged its Unitel Hollywood and Editel Los Angeles divisions in the Company's owned Editel Los Angeles facility. A significant portion of the equipment from Unitel Hollywood was moved to the Editel Los Angeles location. Additionally, a portion of the equipment was transferred to the Company's New York Post Production division for future use. The balance of the equipment was sold and the proceeds, in the amount of $1,700,000, were used to repay outstanding debt. The positive result of the decision to merge the Editel Los Angeles and Unitel Hollywood divisions is reflected in the results of operations for the merged operation in the six months ended February 28,

1998. As a result of the merger and sale, the Company recorded a restructuring charge of $1,055,000 in the third quarter of 1997. The restructuring charge consisted primarily of the write off of assets sold and the costs of moving equipment and personnel to Editel Los Angeles. Severance and related payroll costs were expensed as incurred. There is no continuing liability in connection with the closure of the Unitel Hollywood division. Additionally, after a reassessment of its New York post production assets, the Company recorded an impairment charge of $300,000 in the fourth quarter of 1997 with respect to those assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $4,670,000 during the six months ended February 28, 1998, and primarily consisted of video equipment for the company's two new digital mobile teleproduction units as well as the purchase of production, post production and graphics equipment for use throughout the Company.

Net cash provided by operating activities during the six months ended February 28, 1998 was $947,000 and during the six months ended February 28, 1997 was $3,872,000. Net cash provided by operating activities for the six months ended February 28, 1998 was offset by $4,637,000 of cash used in investing activities, which consisted of capital expenditures (net of proceeds from asset dispositions of $33,000), and was supplemented by net cash provided by financing activities of $11,257,000 on new debt financing less $7,615,000 of debt repayments, resulting in a net decrease in cash available of $48,000.

In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans (Term Loans A and B). In May 1997, Term Loan A was revised by the inclusion of $2,500,000 of the original Term Loan B and the advance of $518,000 of new funds, resulting in a revised Term Loan A balance of $9,000,000. Term Loan A is payable in fifty two
(52) equal monthly principal installments of $100,000 plus interest, with the balance of $3,800,000 due December 2001. In November 1997 Term Loan B was repaid, in part from the proceeds of a new Term Loan D in the amount of $2,500,000. $3,742,000 of the original Term Loan B was repaid from sales of equipment from the Company's Editel Chicago, Editel New York and Unitel Hollywood divisions. In February 1998 Term Loan D was extended and is payable in eighteen (18) monthly installments of $140,000 commencing May 1, 1998.

In July 1997 the credit facility was further amended by the issuance of a $5,080,000 letter of credit (the "Letter of Credit") to secure payment of principal and interest on $5,000,000 principal amount of Allegheny County (Pennsylvania) Industrial Development Authority Variable Rate Demand Revenue Bonds (the "Bonds"). The proceeds from the sale of the Bonds were loaned to the Company and were used by the Company, together with other available funds, to build a new digital mobile teleproduction unit. The Letter of Credit requires quarterly principal payments of $179,000 commencing August 1998 to be applied to the redemption in equal principal amount of the Bonds. The Bonds mature on July 1, 2009 and, to the extent not previously redeemed in full as provided in the prior sentence, are required to be repaid by the Company on that date.

In December 1997 the credit facility was further amended by increasing the Letter of Credit to $8,636,000 to secure payment of principal and interest on an additional $3,500,000 principal amount of Allegheny County (Pennsylvania) Industrial Development Authority Variable Rate Demand Revenue Bonds ("the Additional Bonds"). The proceeds from the sale of the Additional Bonds were loaned to the Company and were used by the

Company, together with other available funds, to build a second new digital mobile teleproduction unit. The amended Letter of Credit requires additional quarterly principal payments of $125,000 commencing February 1999 to be applied to the redemption in equal principal amount of the Additional Bonds. The Additional Bonds mature on July 1, 2009 and, to the extent not previously redeemed in full as provided in the prior sentence, are required to be repaid by the Company on that date. The Company is currently in negotiations to refinance or sell certain of its owned real estate and anticipates using the proceeds of the refinancing or sale to repay certain of its outstanding debt, including the mortgages on the subject properties, with the balance used for working capital purposes.

The terms of the overall credit facility with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender. In addition, under certain circumstances the Company is required to prepay the loans under the credit facility from funds generated by the sale of assets and to prepay Term Loan D from excess cash flow. The Company has at certain times not been in compliance with the tangible net worth, fixed charge coverage, leverage ratio and interest coverage ratio financial covenants (the "Financial Covenants") in the credit facility and the lender has waived such non-compliance and is currently revising the Financial Covenants to a level such that it is expected that the Company will be in compliance with the Financial Covenants on a going forward basis. It is not expected that in the future the Financial Covenants will be revised to their initial levels on the date of execution of the credit facility. The Company anticipates that funds generated from operations together with funds available under its existing credit facility and proceeds from the refinancing or sale of certain of its owned real estate currently being negotiated and noted above in this item will be sufficient to meet the Company's anticipated working capital and investing needs in fiscal 1998.

Results of Operations

Sales were $12,429,000 and $15,000,000 for the quarters ended February 28, 1998 and February 28, 1997, respectively. Sales were $26,197,000, and $31,370,000 for the six months ended February 28, 1998 and February 28, 1997, respectively. The decrease in sales in the six month period ending February 28, 1998 was due primarily to the merger of the Company's Unitel Hollywood and Editel Los Angeles divisions in fiscal 1997. The Company's Mobile division commenced operating its two newest and most sophisticated mobile teleproduction units during the six months ended February 1998. However, sales for the Mobile division were flat during such period as compared to the same period of the prior year as a result of delays in the completion of such mobile units. The completion of the units was delayed in order to incorporate technical design changes made to maximize the flexibility and capability of the units to take advantage of new Interstate Commerce Commission regulations regarding length and weight. Uncertainly as to the completion date made premarketing of the units difficult, since mobile units are typically booked several months in advance. Sales for the Company's Studio division were lower during the six months ended February 28, 1998 as compared with the six months ended February 28, 1997 due to the non-renewal of the "Gordon Elliott" and "Rolanda" shows. This loss was partially offset by revenues from the addition of the "Chris Rock" show. Sales for the Company's New York Post Production division were lower during the six months ended February 28, 1998 as compared with the six months ended February 28, 1997 as a result of a continuing industry wide decline in revenues and profitability from analog editing.

The Company is currently reducing its New York post production assets and is repurposing the related space for use in its New York Studio division. An auction of excess analogue equipment will be held in April 1998.

The merger of the Editel Los Angeles and Unitel Hollywood divisions in fiscal 1997 resulted in a significant decrease in sales during the six months ended February 28, 1998. However, the Editel Los Angeles division's merged operations resulted in a profit during the six months ended February 28, 1998 as compared to a substantial operating loss for the two divisions during the six months ended February 28, 1997. The Company's net loss for the quarter ended February 28, 1998 was $(1,308,000), compared to the net loss of ($572,000) for the comparable quarter of fiscal year 1997. The Company's net loss was $(1,764,000) for the six months ended February 28, 1998, compared with net income of $363,000 for the same period of the prior fiscal year. The second quarter of the fiscal year has historically been the slowest. The comparative increase in net loss of approximately ($736,000) and ($2,127,000) for the quarter and six months ended February 28, 1998 compared to the quarter and six months ended February 28, 1997 is principally due to a decrease in sales in the Company's New York Studio and Post Production divisions and an increase in expenses in the Mobile division. The increase in expenses in the Mobile division is primarily due to a new field shop in Montreal, Canada, promotional expenses in connection with the new digital mobile teleproduction units, as well as increased depreciation and interest expense generated by the new units.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 70.7% for the quarter ended February 28, 1998, as compared to 68.2% for the quarter ended February 28, 1997. Although production expenses decreased during the quarter ended February 28, 1998 as compared with the quarter ended February 28, 1997, the percentage to sales was higher due to the substantial portion of fixed costs that do not decrease when sales decrease.

Depreciation, as a percentage of sales, was 17.6% and 15.1% for the quarters ended February 28, 1998 and 1997, respectively, and 16.6% and 13.7% for the six months ended February 28, 1998 and February 28, 1997, respectively. The increase in the quarter and six months ended February 28, 1998 compared to the same periods in the prior year was a result of depreciation on the Mobile division's newest digital mobile teleproduction units introduced in the six months ended February 28, 1998 and increased depreciation resulting from additions to property and equipment at other divisions during fiscal 1997. This increase was offset by a reduction in depreciation on the Editel Los Angeles division resulting from the merger of the Editel Los Angeles and Unitel Hollywood divisions in fiscal 1997. Since sales were down and depreciation was approximately the same in the quarter and six months ended February 28, 1998, depreciation as a percentage of sales increased for such periods.

Selling expenses, as a percentage of sales, for the quarters ended February 28, 1998 and February 28, 1997 were 3.3% and 3.4%, respectively, and 2.9% and 3.2% for the six months ended February 28, 1998 and February 28, 1997, respectively. The percent of sales in the quarter and six months ended February 28, 1998 was comparable to the prior year periods since selling expense as well as sales decreased proportionately. The decrease in selling expenses in the quarter and six months ended February 28, 1998 as compared to the same periods in the prior year is mainly due to a decrease in sales staff resulting from the merger of the Unitel Hollywood and Editel Los Angeles divisions in fiscal 1997.

General and administrative expenses, as a percentage of sales, for the quarters ended February 28, 1998 and February 28, 1997 were 11.9% and 11.7%, respectively, and 11.8% and 9.9% for the six months ended February 28, 1998 and February 28, 1997, respectively. The decrease in general and administrative expenses is primarily due to the merger of the Company's Editel Los Angeles and Unitel Hollywood divisions. Also included in the decrease in general and administrative expenses from the comparable period in the prior year is the impact of the reduction of certain cost estimates related to the closure of the Editel New York and Editel Chicago divisions. Since sales decreased in the periods ended February 28, 1998, the percentage to sales remained constant in the quarter and increased in the six months ended February 28, 1998, respectively.

Interest expense, as a percentage of sales, for the quarters ended February 28, 1998 and February 28, 1997 was 7.6% and 6.2%, respectively, and 7.0% and 5.7% for the six months ended February 28, 1998 and February 28, 1997. The level of outstanding debt in the first six months of fiscal 1998 increased compared with the same period of the prior year and sales decreased in the first six months of fiscal 1998, resulting in an increase in interest expense as a percentage of sales in fiscal 1998 when compared with the same periods of the prior year.

The Company's effective tax rate was 0% and 5% for the first six months of fiscal years 1998 and 1997, respectively. The effective tax rate for the first six months of fiscal 1998 and 1997 is less than the federal statutory rate of 34% due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1995, 1996 and 1997.

As previously announced, the Company has received unsolicited expressions of interest in acquiring the Company. The Company has incurred $326,000 of deferred advisory and legal fees in connection with its evaluation of these expressions of interest.

Year 2000

The Company has been actively reviewing all of its financial and operational software for Year 2000 issues. In discussions with the vendors of such software the Company has been assured that all Year 2000 issues will be addressed in a timely manner without significant cost to the Company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

            Not applicable.

PART II OTHER INFORMATION

Item 5. Other Information

This report contains certain forward-looking statements which are based upon current expectations and involve certain risks and uncertainties. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers are cautioned that these statements may be impacted by several factors, and, accordingly, the Company's actual performance and results may vary from those stated herein.

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits required to be filed by Item 601 of Regulation S-K.

            1. Exhibit 4(A). Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 13, 1997, among Unitel Video, Inc., R Squared, Inc. and Heller Financial, Inc.

            2. Exhibit 4(B). Letter Agreement amending Amended and Restated Loan and Security Agreement, dated December 11, 1997, from Heller Financial, Inc.

            3. Exhibit 4(C). Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of December 15, 1997, among Unitel Video, Inc., R Squared, Inc. and Heller Financial, Inc.

            4. Exhibit 4(D). Eighth Amendment to Amended and Restated Loan and Security Agreement, dated as of February 12, 1998, among Unitel Video, Inc., R Squared, Inc. and Heller Financial, Inc.

            5. Exhibit 4(E). Loan Agreement, dated October 27, 1997, between Unitel Video, Inc. and the Commonwealth of Pennsylvania.

            6. Exhibit 4(F). First Supplemental Loan Agreement, dated as of December 15, 1997, between the Allegheny County Industrial Development Authority and Unitel Video, Inc.

            7. Exhibit 4(G). First Amendment to Pledge Agreement, dated as of December 15, 1997, among Unitel Video, Inc., Heller Financial, Inc. and PNC National Bank, National Association.

            8. Exhibit 4(H). First Amendment to Reimbursement Agreement, dated as of December 15, 1997, between Unitel Video, Inc. and Heller Financial, Inc.

            9. Exhibit 10(A). Amendment to Lease, dated February 16, 1998 between Unitel Video Canada, Inc. and Olymbec Construction Inc.

            10.   Exhibit 27. Financial Data Schedule.

            (b) There were no reports filed on Form 8-K during the quarter ended February 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      UNITEL VIDEO, INC.

      By: /s/ Barry Knepper
         ------------------------------------------
          Barry Knepper
          President and Chief Executive Officer

      By: /s/ George Horowitz
         ------------------------------------------
          George Horowitz
          Chief Financial Officer

Dated: April 20, 1998