Form 10-Q
period 1998-05-31
UNITEL VIDEO INC/DE
filed 1998-07-14
CIK 740103

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended MAY 31, 1998
                               ------------

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

2,710,216 Common shares outstanding as of July 9, 1998
(Number of shares)                 (Date)

                                 UNITEL VIDEO, INC.
                                     FORM 10-Q
                             QUARTER ENDED MAY 31, 1998


                                                        Page
                              INDEX                    Number

Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    May 31, 1998  (Unaudited) and
                    August 31, 1997                                        3-4

                    Consolidated Statements of Operations
                    May 31, 1998  (Unaudited) and
                    May 31, 1997  (Unaudited)                                5

                    Consolidated Statements of Cash Flows
                    May 31, 1998   (Unaudited)
                    and May 31, 1997  (Unaudited)                          6-7

                    Notes to Consolidated Financial
                    Statements  (Unaudited)                                8-10

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                             11-14

          Item 3.   Quantitative and Qualitative Disclosure
                    about Market Risk                                      15

Part II.  OTHER INFORMATION

          Item 5.   Other Information                                      15

          Item 6.   Exhibits and Reports on Form 8-K                       15

                                 UNITEL VIDEO, INC.
                                     FORM 10-Q
                             QUARTER ENDED MAY 31, 1998

Part 1.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                        May 31, 1998        August 31, 1997
                                        ------------        ---------------
                                         (Unaudited)            (Note)
ASSETS
------
Current Assets:
  Cash                                  $    174,000        $    137,000
  Accounts receivable, less
     allowance for doubtful accounts
  of $537,000 and $412,000                 6,688,000           5,139,000
  Other receivables                           99,000              19,000
  Prepaid income taxes                       112,000              75,000
  Prepaid expenses                           543,000             564,000
  Deferred tax asset                         495,000             495,000
                                        ------------        ------------
Total current assets                       8,111,000           6,429,000

Property and equipment - at cost
  Land, buildings
   and improvements                       21,680,000          20,799,000
  Video equipment                         81,520,000          87,745,000
  Furniture and fixtures                   1,965,000           2,591,000
                                        ------------        ------------
                                         105,165,000         111,135,000

Less accumulated depreciation             54,617,000          59,228,000
                                        ------------        ------------
                                          50,548,000          51,907,000

Deferred tax asset                         1,974,000           1,974,000
Goodwill                                   1,617,000           1,721,000
Other assets                               1,335,000           1,052,000
                                        ------------        ------------
                                        $ 63,585,000        $ 63,083,000
                                        ============        ============


Note: The balance sheet at August 31, 1997 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                                 UNITEL VIDEO, INC.
                                     FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
                                    (Continued)


                                                  May 31, 1998   August 31, 1997
                                                  ------------   ---------------
                                                   (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                 $ 7,112,000      $ 6,754,000
  Accrued expenses                                   1,555,000          998,000
  Payroll, benefits and related taxes                  331,000        2,038,000
  Current maturities of long-term debt               5,111,000        3,530,000
  Current maturities of subordinated debt            2,634,000        1,167,000
  Current maturities of capital lease obligations    1,952,000        1,946,000
                                                   -----------      -----------
  Total current liabilities                         18,695,000       16,433,000

Deferred rent                                          109,000          121,000
Long-term debt, less current maturities             28,872,000       26,525,000
Subordinated debt, less current maturities               --           1,770,000
Long-term leases, less current maturities            3,644,000        3,666,000
Accrued retirement                                   1,079,000        1,176,000

Stockholders' equity:
  Common stock, par value
   $.01 per share
   Authorized 5,000,000 shares
   Issued 3,540,954 and 3,540,954 shares
    respectively, and outstanding 2,710,216
    and 2,674,665 shares respectively                   27,000           27,000
   Additional paid-in capital                       27,273,000       27,367,000
   Accumulated deficit                              (8,469,000)      (6,028,000)
   Common stock held in treasury,
    at cost (830,738 and 866,289
    shares, respectively)                           (7,645,000)      (7,974,000)
                                                   -----------      -----------
  Total stockholders' equity                        11,186,000       13,392,000
                                                   -----------      -----------
                                                   $63,585,000      $63,083,000
                                                   ===========      ===========



Note: The balance sheet at August 31, 1997 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                                       UNITEL VIDEO, INC.
                                           FORM 10-Q
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                   Three Months Ended May 31,               Nine Months Ended May 31,
                                               ---------------------------------       ---------------------------------
                                                   1998                1997                 1998                1997
                                               -------------       -------------       -------------       -------------
Sales                                          $  13,957,000       $  15,840,000       $  40,154,000       $  47,210,000

Cost of sales:
  Production costs                                 9,073,000          10,993,000          27,136,000          31,937,000
  Depreciation                                     2,248,000           2,101,000           6,589,000           6,410,000
                                               -------------       -------------       -------------       -------------
                                                  11,321,000          13,094,000          33,725,000          38,347,000
                                               -------------       -------------       -------------       -------------

Gross profit                                       2,636,000           2,746,000           6,429,000           8,863,000

Operating expenses:
  Selling                                            314,000             413,000           1,083,000           1,407,000
  General and administrative                       1,489,000           2,072,000           4,593,000           5,193,000
  Interest                                         1,007,000             900,000           2,852,000           2,674,000
  Merger Agreement Costs                             685,000                  --             685,000                  --
  Impairment and restructuring
  charge (Note 5)                                         --           1,055,000                  --           1,055,000
                                               -------------       -------------       -------------       -------------
                                                   3,495,000           4,440,000           9,213,000          10,329,000
                                               -------------       -------------       -------------       -------------

Earnings (loss) from operations                     (859,000)         (1,694,000)         (2,784,000)         (1,466,000)

Other income (loss)                                  182,000              96,000             345,000             250,000
                                               -------------       -------------       -------------       -------------
Earnings (loss) before
  income taxes                                      (677,000)         (1,598,000)         (2,439,000)         (1,216,000)

Income taxes (benefit)                                    --             (18,000)              2,000               1,000
                                               -------------       -------------       -------------       -------------
Net earnings (loss) available to
  common stockholders                          $    (677,000)      $  (1,580,000)      $  (2,441,000)      $  (1,217,000)
                                               =============       =============       =============       =============
Earnings (loss) per Common
  Share-Basic and Diluted                      $        (.25)      $        (.59)      $        (.91)      $        (.45)
                                               =============       =============       =============       =============
Weighted average of common and
  common equivalent shares
  outstanding                                      2,687,000           2,681,000           2,679,000           2,690,000
                                               =============       =============       =============       =============

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                   FORM 10-Q
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                      Nine Months Ended
                                               --------------------------------
                                                May 31, 1998      May 31, 1997
                                               --------------    --------------
Cash Flows From Operating Activities:
  Net loss                                     $  (2,441,000)    $ (1,217,000)
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
  Depreciation and amortization                    6,675,000        6,621,000
  Net gain on disposal of equipment                  (86,000)        (211,000)
  Deferred financing costs                          (475,000)              --
  Amortization of deferred financing costs           231,000          115,000
  Deferred rent                                      (12,000)        (211,000)
  Accrued retirement expense                         (97,000)         (96,000)
  Impairment charge and restructuring charges                         780,000
Decrease (Increase) in:
  Accounts receivable                             (1,549,000)       1,284,000
  Other receivables                                  (80,000)         251,000
  Prepaid expenses                                    21,000          235,000
  Prepaid taxes                                      (37,000)         (44,000)
  Other assets                                       (38,000)        (104,000)
Increase (Decrease) in:
  Accounts payable                                   358,000        1,504,000
  Accrued expenses                                   557,000         (602,000)
  Payroll and related taxes                       (1,707,000)      (1,409,000)
                                                ------------     ------------
  Total adjustments                                3,761,000        8,113,000
                                                ------------     ------------
  Net cash provided by operating
  activities                                       1,320,000        6,896,000
Cash Flows From Investing
  Activities:
  Capital expenditures                            (5,346,000)      (9,373,000)
  Proceeds from disposal of equipment                219,000        2,230,000
                                                ------------     ------------
  Net cash used in
  investing activities                            (5,127,000)      (7,143,000)

  (Continued)

                                UNITEL VIDEO, INC.
                                    FORM 10-Q
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)


                                                      Nine Months Ended
                                               --------------------------------
                                                May 31, 1998      May 31, 1997
                                               --------------    --------------

Cash Flows From Financing Activities:
  Proceeds from long-term financing               12,757,000     $  9,874,000
  Proceeds from issuance of common stock                  --           39,000
  Repayment of loan to ESOP                               --         (136,000)
  Principal repayments                            (9,148,000)      (9,765,000)
  Release of ESOP quarterly shares                        --          118,000
  Reissue of treasury stock                          235,000               --
                                                ------------     ------------

  Net cash provided by financing activities        3,844,000          130,000
                                                ------------     ------------

Net Increase (Decrease) in Cash                       37,000         (117,000)

Cash Beginning of Year                               137,000          192,000
                                                ------------     ------------

Cash End of Nine Months                         $    174,000     $     75,000
                                                ============     ============
Schedule of income taxes and
  interest paid:

  Income Taxes Paid                                  $21,000          $30,000
  Interest Paid                                    2,523,000        2,416,000
                                                ------------     ------------

                                                $  2,544,000     $  2,446,000
                                                ============     ============


                  See notes to consolidated financial statements.

                                  UNITEL VIDEO, INC.
                                      FORM 10-Q
                            NINE MONTHS ENDED MAY 31, 1998
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 31, 1998, the consolidated statements of operations for the nine months and quarters ended May 31, 1998 and 1997, and the consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1997 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended May 31, 1998 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY

During the nine months ended May 31, 1998, stockholders' equity decreased due to:

Net loss                                                         $ (2,441,000)
Reduction in additional paid in capital resulting
  from the release of treasury shares to
  the Company's 401(k) plan                                           (94,000)
Reduction in common stock held in treasury
  resulting from the release of treasury shares to
  the Company's 401(k) plan                                      $    329,000
                                                                 ------------
Total decrease in stockholders' equity                           $ (2,206,000)
                                                                 ============
3.  PER SHARE DATA

Per share data for the quarter and nine months ended May 31, 1998 and 1997 is based on the weighted average number of common shares outstanding. In the quarter and nine months ended May 31, 1998, unreleased Employee Stock Ownership Plan shares are not considered outstanding for earnings per share calculations. There were no unreleased Employee Stock ownership shares in the quarter and nine months ended May 31, 1998.

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

The Company reports compensation expense based on the dollar value of the 401(k) match expense. The Plan's compensation expense was $35,000 and $105,000 for the quarter and nine months ended May 31, 1998.

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

In February 1996 the Company closed its Editel Chicago division, distributed the majority of its assets to other divisions throughout the Company and sold the remaining assets at an auction held in May 1996. Also in May 1996, after reevaluating the potential of the Editel Los Angeles division and primarily due to increasing sales and profitability at that division, the Company decided to retain and expand the Editel Los Angeles division. In August 1996 the Company closed its Editel New York division and distributed the majority of its editorial and computer graphics assets throughout the Company. In November 1996 the Company sold the majority of the Editel New York division's remaining net assets held for sale of $1,587,000 to an unrelated third party for $1,400,000. The balance of the assets were redeployed throughout the Company or disposed of through an auction. Proceeds from the sale of these assets were used by the Company to repay outstanding debt.

In June 1997 the Company determined that a single facility in California would significantly reduce costs and adequately meet the demand for its services in that location and, accordingly, the Company merged its Unitel Hollywood and Editel Los Angeles divisions in the Company's owned Editel Los Angeles facility. A significant portion of the equipment from Unitel Hollywood was moved to the Editel Los Angeles location. Additionally, a portion of the equipment was transferred to the Company's New York Post Production division for future use. The balance of the equipment was sold and the proceeds, in the amount of $1,700,000, were used to repay outstanding debt. The positive result of the decision to merge the Editel Los Angeles and Unitel Hollywood divisions is reflected in the profitable results of operations for the merged operation in the nine months ended May 31, 1998 as compared to a substantial operating loss for the two divisions during the nine months ended May 31, 1997. As a result of the merger and sale, the Company recorded a restructuring charge of $1,055,000 in the third quarter of 1997. The restructuring charge consisted primarily of the write off of assets sold and the costs of moving equipment and personnel to Editel Los Angeles. Severance and related payroll costs were expensed as incurred. There is no continuing liability in connection with the closure of the Unitel Hollywood division. Additionally, after a reassessment of its New York post production assets, the Company recorded an impairment charge of $300,000 in the fourth quarter of fiscal 1997 with respect to those assets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company is committed to keeping pace with technological developments as well as taking advantage of new business opportunities in the video communications industry. Capital expenditures were $5,346,000 during the nine months ended May 31, 1998, and primarily consisted of video equipment for the Company's two new digital mobile teleproduction units as well as the purchase of production, post production and graphics equipment for use throughout the Company.

Net cash provided by operating activities during the nine months ended May 31, 1998 was $1,320,000 and during the nine months ended May 31, 1997 was $6,896,000. Net cash provided by operating activities for the nine months ended May 31, 1998 was offset by $5,127,000 of cash used in investing activities, which consisted of capital expenditures (net of proceeds from asset dispositions of $219,000) and was supplemented by net cash provided by financing activities of $3,844,000 on new debt financing (net of $9,148,000 of debt repayments), resulting in a net increase in cash available of $37,000.

In December 1995, the Company entered into a $26 million revolving credit and term loan agreement with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans (Term Loans A and B). In May 1997, Term Loan A was revised by the inclusion of $2,500,000 of the original Term Loan B and the advance of $518,000 of new finds, resulting in a revised Term Loan A balance of $9,000,000. Term Loan A is payable in fifty two
(52) equal monthly principal installments of $100,000 plus interest, with the balance of $3,800,000 due December 2001. In November 1997 Term Loan B was repaid, in part from the proceeds of a new Term Loan D in the amount of $2,500,000. $3,742,000 of the original Term Loan B was repaid from sales of equipment from the Company's Editel Chicago, Editel New York and Unitel Hollywood divisions. In February 1998 Term Loan D was extended and is payable in eighteen (18) monthly installments of $140,000 commencing May 1, 1998.

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

In December 1997 the credit facility was further amended by increasing the Letter of Credit to $8,636,000 to secure payment of principal and interest on an additional $3,500,000 principal amount of Allegheny County (Pennsylvania) Industrial

Development Authority Variable Rate Demand Revenue Bonds ("the Additional Bonds"). The proceeds from the sale of the Additional Bonds were loaned to the Company and were used by the Company, together with other available funds, to build a second new digital mobile teleproduction unit. The amended Letter of Credit requires additional quarterly principal payments of $125,000 commencing February 1999 to be applied to the redemption in equal principal amount of the Additional Bonds. The Additional Bonds mature on July 1, 2009 and, to the extent not previously redeemed in full as provided in the prior sentence, are required to be repaid by the Company on that date. The Company is currently in negotiations to refinance certain of its owned real estate and anticipates using the proceeds of the refinancing to repay certain of its outstanding debt, including the mortgages currently encumbering such real estate, with the balance used for working capital purposes.

The terms of the overall credit facility with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender. In addition, under certain circumstances the Company is required to prepay the loans under the credit facility from funds generated by the sale of assets and to prepay Term Loan D from excess cash flow. The Company has at certain times not been in compliance with the tangible net worth, fixed charge coverage, leverage ratio and interest coverage ratio financial covenants (the "Financial Covenants") in certain of its loan documents and the lenders have waived such non-compliance and are currently revising the Financial Covenants to a level such that it is expected that the Company will be in compliance with the Financial Covenants on a going forward basis. It is not expected that in the future the Financial Covenants will be revised to their initial levels on the date of execution of the related loan documents. The Company anticipates that funds generated from operations together with funds available under its existing credit facility and proceeds from the refinancing of certain of its owned real estate currently being negotiated and noted above in this item will be sufficient to meet the Company's anticipated working capital and investing needs in fiscal 1998.

RESULTS OF OPERATIONS

Sales were $13,957,000 and $15,840,000 for the quarters ended May 31, 1998 and 1997, respectively. Sales were $40,154,000, and $47,210,000 for the nine months ended May 31, 1998 and 1997, respectively. The decrease in sales in the nine month period ending May 31, 1998 was due primarily to the merger of the Company's Unitel Hollywood and Editel Los Angeles divisions in fiscal 1997. The Company's Mobile division commenced operating its two newest and most sophisticated mobile teleproduction units during the nine months ended May 31, 1998. However, sales for the Mobile division were flat during such period as compared to the same period of the prior year as a result of delays in the completion of such mobile units. The completion of the units was delayed in order to incorporate technical design changes made to maximize the capability of the units to take advantage of new Interstate Commerce Commission regulations regarding length and weight. Uncertainty as to the completion date made premarketing of the units difficult, since mobile units are typically booked several months in advance. In addition, sales for the Company's Studio division were lower during the nine months ended May 31, 1998 as compared with the nine months ended May 31, 1997 due to the non-renewal of the "Gordon Elliott" and "Rolanda" shows. This loss was partially offset by revenues from the addition of the "Chris Rock" and "TV Food Network" shows. Sales for the Company's New York Post Production division were lower during the nine months ended May 31, 1998 as compared with the nine months ended May 31, 1997 as a result of a continuing industry-wide decline in revenues and profitability from analog editing.

The Company is currently reducing its New York post production assets and is repurposing the related space for use in its New York Studio division. An auction of miscellaneous excess analogue equipment was held in April 1998.

The merger of the Editel Los Angeles and Unitel Hollywood divisions in fiscal 1997 resulted in a significant decrease in sales during the nine months ended May 31, 1998. However, the Editel Los Angeles division's merged operations resulted in a profit during the nine months ended May 31, 1998 as compared to a substantial operating loss for the two divisions during the nine months ended May 31, 1997. The Company's net loss for the quarter ended May 31, 1998 was ($677,000), after giving effect to the write off of legal and advisory costs of ($685,000) ("merger agreement costs") incurred by the Company in connection with certain third party expressions of interest in acquiring the Company, compared to the net loss of ($1,580,000) after giving effect to impairment and restructuring charges of $1,055,000 for the comparable quarter of fiscal year 1997. In May 1998 the Company announced that it was no longer actively involved in discussions with third parties with respect to expressions of interest in acquiring the Company. The Company's net loss was ($2,441,000) for the nine months ended May 31, 1998, compared with a net loss of ($1,217,000) for the same period of the prior fiscal year. The third quarter operating results before merger agreement costs in fiscal 1998 and before impairment and restructuring charges in fiscal 1997 were net income of $8,000 in the quarter ended May 31, 1998 compared to a net loss of ($525,000) in the quarter ended May 31, 1997.
The comparative improvement in results of operations in the quarter ended May 31, 1998 as compared to the quarter ended May 31, 1997 resulted from a substantial improvement in operations of the New York Post Production division and the Editel Los Angeles division. The comparative increase in net loss of approximately ($1,594,000) for the nine months ended May 31, 1998 compared to the nine months ended May 31, 1997, before merger agreement costs and impairment and restructuring charges in those periods, is principally due to a decrease in sales in the Company's New York Studio division in the period and in the New York Post Production division in the first two quarters of fiscal 1998 and an increase in expenses in the Mobile division. The increase in expenses in the Mobile division is primarily due to a new field shop in Montreal, Canada, promotional expenses in connection with the new digital mobile teleproduction units, as well as increased depreciation and interest expense generated by the new units.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 65.0% for the quarter ended May 31, 1998, as compared to 69.4% for the quarter ended May 31, 1997 and 67.6% for both of the nine months ended May 31, 1998 and 1997. Production costs decreased for the quarter ended May 31, 1998 when compared with the same period of the prior year primarily due to the merger of the Editel Los Angeles and Unitel Hollywood divisions. Production costs as a percentage of sales remained constant for the nine months ended May 31, 1998 when compared with the same period of the prior year due to the decrease in sales related to the merger of the

Editel Los Angeles and Unitel Hollywood divisions and a comparable decrease in expenses.

Depreciation, as a percentage of sales, was 16.1% and 13.3% for the quarters ended May 31, 1998 and 1997, respectively, and 16.4% and 13.6% for the nine months ended May 31, 1998 and 1997, respectively. The increase in the quarter and nine months ended May 31, 1998 compared to the same periods in the prior year was a result of depreciation on the Mobile division's newest digital mobile teleproduction units introduced in the nine months ended May 31, 1998 as well as increased depreciation resulting from additions to property and equipment at other divisions during fiscal 1997. This increase was offset by a reduction in depreciation on the Editel Los Angeles division resulting from the merger of the Editel Los Angeles and Unitel Hollywood divisions in fiscal 1997. Since sales were down and depreciation was approximately the same in the quarter and nine months ended May 31, 1998 compared to the quarter and nine months ended May 31, 1997, depreciation as a percentage of sales increased for such periods.

Selling expenses, as a percentage of sales, for the quarters ended May 31, 1998 and 1997 were 2.2% and 2.6%, respectively, and 2.7% and 3.0% for the nine months ended May 31, 1998 and May 31, 1997. The percent of sales in the quarter and nine months ended May 31, 1998 was comparable to the prior year periods since selling expense as well as sales decreased proportionately. The decrease in selling expenses in the quarter and nine months ended May 31, 1998 as compared to the same periods in the prior year is mainly due to a decrease in sales staff resulting from the merger of the Unitel Hollywood and Editel Los Angeles divisions in fiscal 1997.

General and administrative expenses, as a percentage of sales, for the quarters ended May 31, 1998 and 1997 were 10.7% and 13.1%, respectively, and 11.4% and 11.0% for the nine months ended May 31, 1998 and 1997. The decrease in general and administrative expenses for the third quarter of fiscal 1998 compared to the same period in the prior year is primarily due to the merger of the Company's Editel Los Angeles and Unitel Hollywood divisions. The increase in general and administrative expenses as a percentage of sales for the nine months ended May 31, 1998 compared to the same period in the prior year is due to a decrease in sales as previously mentioned without a comparable decrease in general and administrative expenses.

Interest expense, as a percentage of sales, for the quarters ended May 31, 1998 and 1997 was 7.2% and 5.7%, respectively, and 7.1% and 5.7% for the nine months ended May 31, 1998 and 1997. The level of outstanding debt in the first nine months of fiscal 1998 increased compared with the same period of the prior year and sales decreased in the first nine months of fiscal 1998, resulting in an increase in interest expense as a percentage of sales in fiscal 1998 when compared with the same periods of the prior year.

The Company's effective tax rate was 0% and 0% for the first nine months of fiscal years 1998 and 1997, respectively. The effective tax rate for the first nine months of fiscal 1998 and 1997 is less than the federal statutory rate of 34% due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1995, 1996 and 1997.

As previously announced, in fiscal 1998 the Company received unsolicited expressions of interest in acquiring the Company from third parties. The Company incurred $685,000 of deferred advisory and legal fees in connection with its evaluation of these expressions of interest. Since discussions have terminated, these advisory and legal fees have been expensed in the quarter and nine months ended May 31, 1998.

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

          1.   Exhibit 27.  Financial Data Schedule.

          (b) There were no reports filed on Form 8-K during the quarter ended May 31, 1998.

          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITEL VIDEO, INC.

                                   By: /s/ Barry Knepper
                                      -------------------------------------
                                      Barry Knepper
                                      President and Chief Executive Officer

                                   By: /s/ Neil Marcus
                                      -------------------------------------
                                      Neil Marcus
                                      Chief Financial Officer

Dated:    July 9, 1998