Form 10-K
period 1998-08-31
UNITEL VIDEO INC/DE
filed 1998-11-30
CIK 740103

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 1998

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-8654

                               UNITEL VIDEO, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      23-1713238
---------------------------------------------  ---------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)


  555 WEST 57TH STREET, NEW YORK, NEW YORK                         10019
---------------------------------------------  ---------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (212) 265-3600

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
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

                                 Yes /X/    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K. [ ]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at November 16, 1998 was approximately $7,857,333.

There were 2,714,116 shares of Common Stock outstanding at November 16, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Unitel Video, Inc. (the "Company") provides a full range of services to the video and film communications industry for the recording, editing, creation of digital effects and duplication of television programs, commercials, corporate communications and feature films. The Company's services are provided primarily in the following areas: studio videotape recording, mobile videotape recording and live telecasting, film to videotape transfer, editing, computer generated visual effects and videotape duplication.

    The Company's services are provided at facilities located in New York City and Los Angeles and through the Company's Mobile division based in Pittsburgh, Pennsylvania with additional Mobile division facilities in Burbank, California, and Montreal, Canada. The Mobile division provides "on-location" services (the "Mobile Business"), including technical personnel, for videotape recording and live telecasting of sports, entertainment, cultural and other events throughout North America. In fiscal 1997, the Company established Unitel Video Canada Inc., a wholly owned subsidiary of the Company, to engage in the Mobile Business in Canada.

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

    The Company's cost structure is such that depreciation, selling expenses and general and administrative expenses do not generally fluctuate from quarter to quarter during a fiscal year based on sales volume. Furthermore, a majority of production costs are fixed. Accordingly, relatively small variations in quarterly sales historically have resulted in disproportionately greater variations in net earnings. In part due to the foregoing, during fiscal years 1998, 1997 and 1996, the Company recognized a significantly greater proportion of net earnings in the first quarter, when sales are traditionally higher, as compared to the other quarters of the fiscal year. See Note M to Notes to Consolidated Financial Statements.

SERVICES

    The Company provides services in two broad categories, production services and post production services. In 1995, the Company made a decision to refocus its resources toward the entertainment and corporate communications areas, its traditional strengths. As part of this strategy the Company has reduced its post production assets that service the highly competitive commercial advertising segment of the industry. As a result of this change, revenues generated from post production services have declined from 63% of sales in 1995 to 44% of sales in 1998, while revenues from the production area have increased from 37% of sales in 1995 to 56% of sales in 1998. The Company anticipates that this trend will continue in fiscal 1999.

    PRODUCTION SERVICES

    STUDIO VIDEOTAPE RECORDING. The Company provides the studios, equipment and skilled technical personnel needed to record television programs, commercials and corporate and other videotape communications. The equipment provided by the Company includes color television cameras, videotape recorders, sound monitoring and mixing equipment and lighting equipment. The Company does not generally provide program direction or other artistic or non-technical production services, such as the preparation of scripts, the hiring of performers or the supplying of special props or scenery. The Company operates five studios in

New York City. Among the programs produced at the Company's studio facilities are "Inside Edition", "The Montel Williams Show" and" The Chris Rock Show". Studio recording accounted for approximately 19%, 18% and 18% of the Company's revenues during the fiscal years ended August 31, 1998, 1997 and 1996, respectively.

    MOBILE VIDEOTAPE RECORDING AND LIVE TELECASTING. The Company's Mobile division provides videotape recording and live telecasting services "on-location" by transporting videotape and other related equipment in its mobile vehicles. These vehicles have been designed to serve as the production control center for events in sports arenas, concert halls, theaters and other locations. The Company also arranges for the skilled technical personnel required to perform these services. The Company's ten mobile vehicles are equipped to travel on a continuous basis throughout North America and can be maintained in the field. The Company's Mobile division accounted for approximately 36%, 32% and 27% of the Company's revenues during the fiscal years ended August 31, 1998, 1997 and 1996, respectively. Some of the events handled by the Company's mobile production units include "Live from the Met", "The Miss America Pageant", "The Grammy Awards", "The Emmy Awards", "The Academy Awards", major golf and tennis tournaments, broadcasts of Pittsburgh Pirates baseball games and Pittsburgh Penguin Hockey games and the international broadcast of the "Super Bowl".

    POST PRODUCTION SERVICES

    FILM TO VIDEOTAPE TRANSFER. The Company provides the facilities and skilled personnel for transferring of images and sound from 16mm and 35mm motion picture positive and negative film and slides to videotape. Through the use of computers, the color of the picture may be corrected, altered or enhanced frame by frame to meet client needs. Film to videotape transfer accounted for approximately 6%, 8% and 10% of the Company's revenues during the fiscal years ended August 31, 1998, 1997 and 1996, respectively. The Company has performed this service for major theatrical motion pictures such as "Armageddon", "Pleasantville", "Ants", "Small Soldiers", "Doctor Doolittle", "Rush Hour" and television programs such as "X-Files" and "Seven Days".

    EDITING. The Company provides editing equipment and skilled personnel required to perform the editing, special optical and audio effects, titling and other technical work necessary to produce a master videotape suitable for broadcast, cablecast, duplication or other distribution. Using computer-controlled electronic editing equipment, video and audio tape recorders and special effects and titling equipment, videotape recorded by the Company or others is processed into a finished product. Editing accounted for approximately 24%, 26% and 30% of the Company's revenues during the fiscal years ended August 31, 1998, 1997 and 1996, respectively. Among the projects edited at the Company's facilities are commercials for Toyota, Sears and Nike and programs such as Disney's "Bear in the Big Blue House" and "Sesame Street".

    COMPUTER GENERATED VISUAL EFFECTS. The Company offers creative consultation, technical assistance and full-service facilities for the creation of computer-generated graphics, special effects and animation in the digital format in both 2-D and 3-D for use in television programs and commercials and feature films. These services accounted for approximately 9%, 7% and 8% of the Company's revenues during the fiscal years ended August 31, 1998, 1997 and 1996, respectively. The Company's projects in this area include various commercials for Toyota, Sears and Nike and major theatrical motion pictures such as "Armageddon", "Pleasantville", "Ants", "Small Soldiers", "Doctor Doolittle" and "Rush Hour".

    VIDEOTAPE DUPLICATION. The Company furnishes videotape duplication services in all formats, including formats available for broadcast and cablecast in the United States as well as the multiple formats used abroad. Duplication services accounted for approximately 4%, 5% and 4% of the Company's revenues during the fiscal years ended August 31, 1998, 1997 and 1996, respectively.

MARKETING

    The Company markets its services principally to cable television program suppliers, independent producers, national television networks, local television stations, motion picture studios, advertising agencies, and program syndicators and distributors through the direct efforts of its internal sales personnel, management's efforts and through advertising in certain trade publications. The Company has no material patents. The Company markets its services through the use of the Unitel and Editel names.

    Customers for editing services, film-to-tape transfer, computer generated visual effects and videotape recording of television commercials generally make arrangements for the Company's services without significant advance notice, on a project or job-by-job basis. Customers for studio and "on-location" videotape recording or live telecasting of programs generally make arrangements longer in advance of the time when the facilities and services are required. The Company has entered into arrangements with several customers for periods ranging up to three years to provide editing, mobile videotape recording and/ or studio videotape recording services. No customer accounted for more than 10% of the Company's total sales for the fiscal years ended August 31, 1998, 1997 and 1996.

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

EMPLOYEES

    On August 31, 1998 the Company had 232 full-time employees. The technical personnel of the Company's Editel Los Angeles division (47 employees) are represented by the International Alliance of Theatrical Stage Employees ("IATSE"). The contract between IATSE and the Company expires on November 30, 1998. Negotiations for a new contract are underway. The technical personnel of the Company's Mobile division (34 employees) are represented by the International Brotherhood of Electrical Workers, under a contract which expires in August 2000.

    The Company believes that its employee relations are generally satisfactory.

DEVELOPMENTS

    During the fourth quarter of fiscal 1995, the Company determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represent the Company's strength. As part of this strategy, the Company decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialized in the highly competitive commercial advertising portion of the video services industry. During the first quarter of fiscal 1996, the Company began marketing these divisions to potential buyers. Based on the Company's decision to sell the Editel divisions, the Company recorded an impairment charge of approximately $2,000,000 in fiscal 1996 relating to the assets at all three Editel divisions.

    In February 1996, the Company announced the closure of its Editel Chicago division and subsequently distributed the majority of that division's assets throughout the Company, with the balance sold in an auction. In March 1996, the Company terminated the office lease for its Editel Chicago division and recorded a restructuring charge of $1,246,000 in the quarter ended May 31, 1996, related to the termination of the lease. During 1996 the Editel New York division was closed and a portion of the editorial and computer graphics assets were distributed throughout the Company. In November 1996, the Company sold a majority of the undistributed assets to an unrelated third party for $1,400,000. The balance of the assets were disposed of through an auction. Proceeds from the sale of assets from both the Editel Chicago and Editel New York divisions were used by the Company to repay outstanding debt. In May 1996, after reevaluating the potential of the Editel Los Angeles division, the Company decided to retain and expand this division and, accordingly, discontinued seeking a buyer for this business.

    In June 1997, the Company merged its Unitel Hollywood and Editel Los Angeles divisions, moving a significant portion of the Unitel Hollywood assets into the Company owned Editel Los Angeles building. Additional equipment was moved to the Company's New York based post production facilities. The balance of the equipment was sold, with approximately $1,700,000 in proceeds used to repay long term debt. As a result of the merger, the Company recorded a $1,055,000 restructuring charge in the third quarter of 1997.

    Additionally, after a reassessment of the Company's New York post production assets, the Company recorded an impairment charge of $300,000 in the fourth quarter of 1997. Throughout fiscal year 1998, the Company continued to evaluate its investment in its two New York based post production facilities, Unitel Post 57 and Unitel Post 38. In the third quarter of fiscal 1998, the Company closed its Unitel Post 57 facility and relocated a significant portion of the Unitel Post 57 client base, equipment and key personnel to Unitel Post 38. Additionally, the space formerly used by the Unitel Post 57 facility was repurposed into studio support space to accommodate a new multi year contract with King World Productions, Inc. ("King World") for the production of the "Inside Edition" television program. The Company had previously provided facilities for King World in another location, the lease for which expired in June 1998.

    In fiscal 1998 the Company received unsolicited expressions of interest in acquiring the Company from third parties. The Company incurred $685,000 of advisory and legal fees in connection with its evaluation of these expressions of interest. Since discussions have terminated, these advisory and legal fees were expensed in the quarter ended May 31, 1998.

    In August, 1998, the Company refinanced its owned New York City real estate located at 515 West 57(th) Street and 433 West 53(rd) Street for a total of $10,750,000. The proceeds of the refinancing were used to repay existing first mortgages on the properties, for costs associated with the financings and related escrows and to repay Term Loan D of the credit facility described in
Item 7 below, with the balance used for working capital purposes. The new mortgages, in the amount of $7,550,000 and $3,200,000, respectively, bear interest at 7.72%, on a 22 year amortization schedule with a term of 10 years, maturing August, 2008 and require monthly principal and interest payments of approximately $59,000 and $25,000, respectively. In connection with these mortgages the Company established a liquidity reserve of $500,000 and is required to increase the reserve by approximately $95,000 per annum, payable monthly.

ITEM 2. PROPERTIES.

    The following table sets forth, as of August 31, 1998, certain information concerning the Company's facilities. The lease expiration dates exclude option extension periods which exist in certain leases.

                             APPROXIMATE                                                         LEASE EXPIRATION
LOCATION                     SQUARE FEET                       PRIMARY USE                             DATE
--------------------------  -------------  ---------------------------------------------------  -------------------

555 West 57th Street              3,000    Office space.                                        Dec 2000
New York, New York

515 West 57 Street               43,000    Television studios and post-production facilities.   Owned
New York, New York

508-510 West 57 Street           15,000    Television studio and support space.                 Jun 2001
New York, New York

841 Ninth Avenue                 21,000    Television studio and support space.                 Aug 2003
New York, New York

503 West 33 Street                8,000    Television studio and support space.                 Apr 2001
New York, New York

5 West 37 Street                 13,000    Post-production facilities and administrative        Mar 2001
New York, New York                         offices.

8 West 38 Street                 10,000    Post-production facilities and administrative        Mar 2001
New York, New York                         offices.

222 East 44 Street               43,000    Former Editel New York facility.                     Dec 1999
New York, New York

433-435 West 53 Street           18,000    Television studio and support space.                 Owned
New York, New York

423 West 55 Street               21,000    Studio support space.                                Aug 1999
New York, New York

4100 Steubenville Pike           23,000    Mobile production headquarters and garage.           Oct 2001
Pittsburgh, Pennsylvania

729 North Highland               26,000    Post-production, film-to-tape transfer and computer  Owned
Los Angeles, California                    graphics facilities and administrative offices.

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

    (b) No material pending legal proceeding was terminated during the fourth quarter of the Company's fiscal year ended August 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) The Annual Meeting of Stockholders of the Company was held on July 28, 1998.

    (b) At the Annual Meeting, Walter G. Arader and Philip S. Birsh were elected as Directors for terms expiring in 2001. The term of office as a Director of Herbert Bass, Alex Geisler, Barry Knepper and Richard Clouser continued after the meeting.

    (c) The total votes cast for, withheld or against, as well as the number of abstentions and broker non-votes, as to the election of Directors, were as follows:

                                                            TOTAL VOTES        TOTAL VOTES
NOMINEE                                                         FOR             WITHHELD
---------------------------------------------------------  --------------  -------------------
Walter G. Arader.........................................      2,367,140           61,321
Philip S. Birsh..........................................      2,367,140           61,321

    There were no abstentions or broker non-votes for the election of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS.

    (a) The Company's Common Stock is traded on the American Stock Exchange under the symbol UNV. The following table sets forth, for fiscal years 1998 and 1997, the high and low sales prices of the Common Stock as furnished by the American Stock Exchange:

                                                                                                           LOW     HIGH
                                                                                                         -------  -------
Fiscal Year 1998:
  First Quarter.........................................................................................   6 3/8    9
  Second Quarter........................................................................................   5 3/4    8 7/16
  Third Quarter.........................................................................................   4 7/8    8 3/16
  Fourth Quarter........................................................................................   3 3/4    5 7/8


                                                                                                           LOW     HIGH
                                                                                                         -------  -------
Fiscal Year 1997:
  First Quarter.........................................................................................   5 3/4    8 1/2
  Second Quarter........................................................................................   6        8 3/8
  Third Quarter.........................................................................................   5 7/8    6 3/4
  Fourth Quarter........................................................................................   5 1/8    8

    As of November 16, 1998 there were approximately 355 holders of the Company's Common Stock.

    Since its inception in 1969, the Company has not declared or paid cash dividends on its Common Stock, and it does not anticipate declaring or paying cash dividends in the foreseeable future. The declaration, payment and amount of future dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. In connection with its financing arrangements, the Company is subject to certain restrictions which prohibit the payment of cash dividends. (See Note C to Notes to Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations).

    (b) No Common Stock of the Company was sold by the Company within the past three years which was not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                    1998              1997              1996              1995              1994
                                ------------      ------------      ------------      ------------      ------------
OPERATIONS:
  Sales.......................  $ 51,699,000      $ 58,767,000      $ 79,287,000      $ 83,285,000      $ 80,498,000
  Cost of sales...............  $ 44,707,000      $ 49,708,000      $ 65,501,000      $ 69,219,000      $ 64,391,000
  Interest expense............  $  4,127,000      $  3,430,000      $  3,686,000      $  3,649,000      $  2,388,000
  Earnings(loss)before income
    taxes.....................  $ (5,372,000)     $ (4,398,000)     $ (5,084,000)     $ (9,341,000)     $  1,519,000
  Net earnings(loss)(a).......  $ (5,409,000)     $ (4,436,000)     $ (5,124,000)     $ (6,547,000)     $    859,000

FINANCIAL POSITION:
  Total assets................  $ 63,732,000      $ 63,083,000      $ 67,618,000      $ 74,186,000      $ 73,245,000
  Working capital
    (deficiency)..............  $ (8,113,000)(f)  $(10,004,000)(e)  $ (8,356,000)(c)  $ (3,467,000)(c)  $ (8,055,000)(b)
  Current ratio...............      .46 to 1          .39 to 1          .60 to 1(c)       .82 to 1(c)       .64 to 1(b)
  Property & equipment-net....  $ 50,941,000      $ 51,907,000      $ 50,466,000(d)   $ 34,491,000(d)   $ 55,425,000
  Long-term debt, less current
    maturities................  $ 32,679,000      $ 26,525,000      $ 19,706,000      $ 19,936,000      $ 14,142,000(b)
  Stockholders' equity........  $  8,203,000      $ 13,392,000      $ 17,810,000      $ 22,526,000      $ 28,828,000

DATA PER COMMON SHARE:
  Net earnings(loss)per common
    share-basic and diluted...  $      (2.01)     $      (1.66)     $      (1.96)     $      (2.53)     $        .33
  Weighted average number of
    common shares
    outstanding-basic and
    diluted...................     2,687,000         2,665,000         2,613,000         2,582,000         2,617,000

------------------------

(a) Federal and state tax credits of approximately $13,000 in 1998, $14,000 in 1997, $15,000 in 1996, $28,000 in 1995 and $58,000 in 1994 have been applied as a reduction of the provision for income taxes.

(b) The revolving credit portion of the long-term debt, which expired in May 1995, was included in current liabilities. In December 1995, the Company refinanced its revolving credit and term loans outstanding with its bank lenders.

(c) The working capital deficiency is primarily due to the inclusion of $3,750,000 in 1995 and $6,588,000 in 1996 of Term Loan B in current liabilities.

(d) The decrease in fiscal 1995 in property and equipment is due to the reclassification of the Editel divisions' net assets to assets held for sale, a separate line in the long-term asset section of the balance sheet. In 1996 the Company decided to retain its Editel Los Angeles division and also redeployed the majority of the assets of the Editel New York and Editel Chicago divisions throughout the Company. These assets were no longer considered assets held for sale and were reclassified to property and equipment.

(e) The increase in the working capital deficiency in fiscal 1997 is due primarily to (1) the decrease in accounts receivable resulting from (i) the closure of the Editel New York facility in August 1996, (ii) the merger of the Los Angeles divisions in June 1997 and (iii) the reduction in sales of the Company's Studio and Mobile divisions in fiscal 1997 (See Management's Discussion and Analysis of Financial Condition and Results of Operations),
    (2) the reduction in net assets held for sale in fiscal 1997 due to the completion of the sale of such assets prior to August 31, 1997 and (3) an increase in other current items, all of which was offset by a reduction in the current portion of long-term debt.

(f) The decrease in the working capital deficiency in fiscal 1998 is due primarily to proceeds of new financings which were used to repay a portion of short term debt and the balance added to working capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES.

    The Company has taken several steps to increase its liquidity which had been significantly reduced by the losses incurred during the past several fiscal years.

    In August 1998, the Company refinanced its owned New York City real estate generating funds of approximately $4,600,000 after repayment of the existing first mortgages on such properties, closing costs and escrows. These funds were used to repay Term Loan D of the credit facility described below in this item in the amount of $1,600,000, with the balance used for working capital purposes.

    Additionally, the holders of subordinated debt of the Company related to the acquisition of the mobile facilities company GC & Co. by the Company in 1995, which had been due in August 1998, agreed to a new payment schedule providing for payments of fifty percent of the $640,000 in October 1998 and the balance in six equal installments beginning in November 1998. The October payment and the November installment have been paid as of November 1998.

    In a third step, another holder of subordinated debt of the Company, agreed to restructure its note with the Company by postponing the maturity date from May 1999 to September 1999 and by eliminating principal payments that had been due for the months of April 1998 through April 1999, totaling $450,000. The holder also agreed to add $108,000 of accrued but unpaid interest to the principal balance payable in September 1999. The new terms require that interest only be paid on a current basis effective September 1, 1998 through the September 30, 1999 maturity date. Interest for September, October and November 1998 has been paid as of November 1998.

    Further, the Company recently negotiated amendments to certain covenants contained in the credit facility described below in this item, including revising the tangible net worth covenant, the fixed charge coverage covenant and the capital expenditure covenant, adding an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant and deleting the leverage ratio and interest coverage ratio covenants previously contained in the agreement, which amendments to the agreement are based in part upon substantially meeting the Company's fiscal 1999 operating plan. As a result of these amendments, management is of the opinion that the Company will be in compliance with the covenants contained in the Company's credit facility. However, in the event that the Company is not in compliance with the terms of its credit facility, the Company's ability to operate could be hampered.

    The Company anticipates that the steps enumerated above, together with funds generated by operations and sales of selected fixed assets no longer useful in the Company's business, will be sufficient to meet the Company's anticipated working capital and investment needs in fiscal 1999.

    Capital expenditures were $8,208,000 (which includes equipment under capitalized leases of $3,045,000) during fiscal 1998 as compared to $12,936,000 during fiscal 1997 and $9,134,000 during fiscal 1996. Expenditures made during fiscal 1998 were primarily for the completion of the second digital mobile teleproduction unit, for building improvements at a Company owned building in New York City made to accommodate a multiyear contract with King World and for equipment used in the production, post production and computer graphics service areas throughout the Company. Completion of the second digital mobile teleproduction unit was primarily financed from the proceeds of a second series of industrial revenue bonds issued by the Allegheny County (Pennsylvania) Industrial Development Authority. (See Note C to Notes to Consolidated Financial Statements).

    The net change in cash in the fiscal years ended August 31, 1998, 1997 and 1996 was $1,053,000, ($55,000) and $31,000, respectively. The net cash increase in 1998 resulted from cash provided by operating activities of $2,892,000, offset by cash used in investing activities of $4,790,000, (primarily capital expenditures net of equipment sales) and $2,951,000 provided from financing activities, primarily the refinancing of Company owned real estate and proceeds from the Pennsylvania industrial revenue bonds which were used to complete the second digital mobile teleproduction unit. The net cash decrease in 1997 resulted from cash provided by operating activities of $9,271,000, offset by cash used in investing activities of $9,132,000 and $194,000 of cash used in financing activities. The 1997 net cash decrease was a result of the closure of the Editel New York facility in August 1996, the merger of the Editel Los Angeles and Unitel Hollywood divisions in June 1997 and the reduction in sales of the Company's Studio and Mobile divisions in fiscal 1997 due to the cancellation of two television shows in 1996 and the non-recurring nature of the Atlanta Summer Olympics and the Republican and Democratic National Conventions in 1996 for which the Mobile division provided production services. The net cash increase in fiscal 1996 was the result of net cash provided by operating activities of $7,130,000 and financing activities of $884,000 which was offset by $7,983,000 related to investing activities. For the year ended August 31, 1996, the large reduction in accounts receivables and payables was primarily due to the closing of the Company's Editel Chicago and Editel New York divisions. The increase in deferred financing costs and the majority of the net cash provided by financing activities were due to the refinancing of the Company's debt in December of 1995. The majority of the proceeds generated from the disposal of equipment was related to the closure of the Editel Chicago and Editel New York divisions.

    In December 1995, the Company entered into a $26 million revolving credit and term loan agreement (the "credit facility") with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans (Term Loans A and B). In May 1997, Term Loan A was revised by the inclusion of $2,500,000 of the original Term Loan B and the advance of $518,000 of new funds, resulting in a revised Term Loan A balance of $9,000,000. Term Loan A is payable in equal monthly principal installments of $100,000 plus interest, with the balance of $6,000,000 due March 2000. In November 1997 Term Loan B was repaid, in part from the proceeds of a new Term Loan D in the amount of $2,500,000. $3,742,000 of the original Term Loan B was repaid from sales of equipment from the Company's Editel Chicago, Editel New York and Unitel Hollywood divisions. The Company refinanced its New York owned real estate in August 1998 and used a portion of the proceeds of the refinancing to repay Term Loan D and other indebtedness and the balance of the proceeds for working capital purposes. (see discussion below in this Item 7).

    In July 1997 the credit facility was further amended by the issuance of a $5,080,000 letter of credit to secure payment of principal and interest on $5,000,000 in principal amount of Allegheny County (Pennsylvania) Industrial Development Authority Variable Rate Demand Revenue Bonds (the "Bonds"). The proceeds from the sale of the Bonds were loaned to the Company and were used by the Company to build a new digital mobile teleproduction unit. The letter of credit requires quarterly principal payments of $179,000 commencing December 1998 to be applied to the redemption in equal principal amount of the Bonds. The Bonds mature on July 1, 2009 and, to the extent not redeemed in full as described in the prior sentence, are required to be repaid by the Company on that date. In December 1997, a second series of Bonds were issued, in an amount of $3,500,000. The proceeds of the second series of Bonds were used to finance the construction of a second digital mobile unit. Quarterly principal payments of $125,000 will begin in February 1999 on these bonds which also mature on July 1, 2009. The terms of the credit facility with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender.

    In February 1995 the Company purchased the business and assets of GC & Co. The purchase price was $6,750,000, consisting of $6,000,000 in cash and $750,000 of convertible subordinated promissory notes. The promissory notes bear interest at 1% over prime and are convertible into the Company's common stock at $10.00 per share. At August 31, 1998, $640,000 of the convertible notes were outstanding. In October 1998, one half of this amount was repaid and noteholders of $320,000 principal outstanding agreed to repayment of the balance then due in six equal monthly installments beginning November 1998.

    In connection with certain of its financings, the Company must adhere to particular financial ratios and restrictions including restrictions on the future payment of dividends. The Company anticipates that the restrictions will not impair its ability to keep pace with technological developments.

    See Note C to Notes to Consolidated Financial Statements with respect to compliance with certain financial covenants.

    The enactment of the Tax Reform Act of 1986 has limited the Company's ability to defer the payment of taxes due to the imposition of an alternative minimum tax which effectively results in the treatment of certain timing differences as tax preference items.

RESULTS OF OPERATIONS

    Sales were $51,699,000, $58,767,000 and $79,287,000 for the fiscal years ended August 31, 1998, 1997 and 1996, respectively. The sales decrease of $7,068,000 in 1998 compared to 1997 was due primarily to the closure of Unitel Post 57 in May 1998 and the Unitel Hollywood division in May 1997. The sales decrease of $20,520,000 in 1997 compared to 1996 was primarily due to the closing of the Editel New York and Editel Chicago divisions in 1996 and the merging of the Unitel Hollywood and Editel Los Angeles divisions in 1997. Sales from continuing operations were lower by approximately $5,000,000 in the aggregate in fiscal 1997 due to lower studio sales as a result of the cancellation of the "Mark Walberg" and "Rush Limbaugh" television shows in 1996 and from lower Mobile sales due in part to the non-recurring nature of the Atlanta Summer Olympics and the Republican and Democratic National Conventions in 1996.

    The Company recorded net losses of $5,409,000, $4,436,000 and $5,124,000 in the fiscal years ended August 31, 1998, 1997 and 1996, respectively. The net loss of $5,409,000 in fiscal 1998 is attributable to the following significant items:

    - During the 1998 fiscal year the Company received unsolicited expressions of interest in acquiring the Company from third parties. The Company incurred $685,000 of advisory and legal fees in connection with its evaluation of these expressions of interest. Since discussions have terminated, these costs were expensed during the 1998 fiscal year.

    - In the third quarter of fiscal 1998 the Company closed its Unitel Post 57 division, one of its two New York City based post production facilities. A portion of the equipment, clients and personnel were relocated to Unitel Post 38, the Company's other New York City based post production facility. The Company incurred significant severance, relocation and closure costs in connection with this consolidation.

    - In August 1998, the Company refinanced its owned New York City real estate for a total of $10,750,000. Part of the proceeds were used to repay existing first mortgages on the properties, which necessitated the write off of deferred financing costs related to the existing first mortgages in an amount of $183,000.

    - The Company experienced a loss of revenues related to the relocation of the Company's studio client King World from a facility where the lease had terminated to the Company's owned facility on West 57(th) Street in New York City. In order to accommodate the client, extensive remodeling of the building was required which necessitated the closure of three studios for a two month period.

    - Expenses at the Mobile division increased significantly due to the payroll and occupancy expenses of a new field shop in Montreal, Canada, opened in the third quarter of fiscal 1997 and from promotional expenses and additional depreciation and interest costs related to two new digital mobile teleproduction units introduced during fiscal 1998.

    The net loss of $4,436,000 in 1997 was attributable to a loss in the Company's post production operations and the merger related costs in Los Angeles. The net loss of $5,124,000 incurred in fiscal 1996 was attributable to costs relating to the closure of the Company's Editel New York and Editel Chicago divisions and the operating costs of running these divisions until they were closed.

    Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 69.2%, 70.4% and 72.7%, for the fiscal years ended August 31, 1998, 1997 and 1996, respectively. Production costs decreased from fiscal 1997 primarily due to the merger of the Editel Los Angeles and Unitel Hollywood divisions. The decrease in production costs in fiscal 1997 was primarily due to the closure of the Company's Editel New York and Editel Chicago divisions in fiscal 1996. Production costs as a percentage of sales increased in fiscal 1996 due to the incremental severance costs associated with the closure of the Company's Editel New York and Editel Chicago divisions. During 1996, the Company implemented a program to reduce production costs by closing unprofitable divisions and streamlining operations wherever possible. Since most of the Company's costs are fixed and a large portion of the costs are subject to price increases, flat sales from year to year result in production costs which are an increased percentage of sales. This same dynamic applies for both selling expenses and general and administrative expenses.

    Depreciation and amortization, as a percentage of sales, was 17.3%, 14.2% and 9.9% in fiscal 1998, 1997 and 1996, respectively. Depreciation expenses increased in fiscal 1998 due to the addition of the Mobile division's newest digital mobile teleproduction units introduced in fiscal 1998 as well as increased depreciation resulting from additions to property and equipment at other divisions during fiscal 1997. This increase was offset from the merger of the Editel Los Angeles and Unitel Hollywood divisions in fiscal 1997. Depreciation expense increased in fiscal 1997 by approximately $500,000 compared to 1996. In fiscal 1997, depreciation decreased approximately $1,500,000 (when including the $2,000,000 1996 impairment charge) due to the closure in 1996 of the Editel New York and Editel Chicago divisions. In fiscal 1996, $2,000,000 of depreciation was reclassified to impairment charge in connection with the closure of the Editel New York and Editel Chicago divisions. Depreciation in the Company's other divisions in 1997 was approximately the same as in 1996. Depreciation expense decreased in fiscal 1996 due to the reclassification of the net property and equipment of the Editel divisions to net assets held for sale at August 31, 1995. The impairment charge recorded represents management's estimate of the decrease in value of these assets during the period such assets were held for sale in fiscal 1996 based upon the method of depreciation which the Company has used in the past and which management has found to be reasonable and appropriate. The Editel Chicago division was closed in February 1996 and the Editel New York division was closed in August 1996. Depreciation includes a gain
(loss) on disposal of equipment of $(31,000), $220,000 and $(58,000) in fiscal 1998, 1997 and 1996, respectively. Had the gain (loss) on disposal of equipment been excluded from depreciation expense and the 1996 impairment charge of $2,000,000 been included, depreciation as a percentage of sales would have been 17.2%, 14.5% and 12.3% in fiscal 1998, 1997 and 1996, respectively.

    Selling expenses, as a percentage of sales, during fiscal years 1998, 1997 and 1996 were 2.6%, 3.0%, and 2.9%, respectively. Selling expense in 1998 decreased $395,000 primarily as a result of the merger of the Unitel Hollywood and Editel Los Angeles divisions in June 1997. Selling expense decreased $541,000 in 1997 compared to 1996 as a result of the closure of the Editel New York and Editel Chicago divisions in 1996 and the merger of the Unitel Hollywood and Editel Los Angeles divisions in 1997. The decrease in selling expenses during fiscal 1996 is primarily due to a decrease in the sales staff at the Editel Chicago and Editel New York divisions.

    General and administrative expenses as a percentage of sales during fiscal years 1998, 1997 and 1996 were 12.7%, 12.4% and 12.2%, respectively. General and administrative expenses decreased $706,000 in 1998, principally from the merger of the Unitel Hollywood and Editel Los Angeles divisions in 1997 offset by severance costs accrued. General and administrative expenses decreased $2,426,000 in 1997 principally from reduced administrative payroll in 1997 due to the closure of the Editel New York and Editel Chicago divisions and the recognition in 1996 of severance pay and other costs in connection with the closure. In addition, there were decreases in allowance for doubtful accounts and corporate expenses.

    Interest expense, as a percentage of sales, during fiscal years 1998, 1997 and 1996 was 8.0%, 5.8% and 4.6%, respectively. Interest expense increased approximately $700,000 in fiscal 1998 primarily as a result of new financing including the Bonds, increased costs on the Company's credit facility and deferred finance charges expensed in connection with the refinancing of existing mortgages on the Company's owned real estate in New York City. Since sales decreased in fiscal 1998 and interest expense is higher, interest increased as a percentage of sales. Although interest expense decreased $256,000 in 1997, it increased as a percentage of sales due to the significant decrease in sales in 1997 resulting from the closing of the Editel Chicago and Editel New York divisions in 1996 and the merger of the Hollywood and Los Angeles divisions in June, 1997.

    The Company's effective tax rate was (1%) in fiscal years 1998, 1997 and 1996. This effective tax rate reflects current year net operating losses for which no tax benefit was provided. (See Note G to Notes to Consolidated Financial Statements.)

YEAR 2000 UPDATE

General

    The Company's company-wide Year 2000 Project (the "Project") is proceeding on schedule. The purpose of the Project is to evaluate the ability of computer programs (software) and embedded chips to distinguish between the year 1900 and the year 2000. The Project has been underway since the middle of calendar year 1998, is proceeding on schedule and is expected to be completed by the middle of calendar year 1999. While many different types of equipment and software products may be prone to the Year 2000 problem, major emphasis is being placed on those items considered to be material to the operation of the Company's business.

    The Company's primary business is to provide services to the video and film communications industry for the recording, editing, creation of digital effects and duplication of television programs, commercials, corporate communications and feature films. Because the various operating divisions of the Company share much of the software and hardware necessary to provide these services, Year 2000 research done at one division is largely applicable at the Company's other divisions. This fact will greatly simplify the process of evaluating the impact of Year 2000 issues on the Company's business and minimize the costs to the Company involved in becoming Year 2000 compliant.

Project

    The Company's Project is divided into four major sections:

1. Administrative Functions--accounts payable, accounts receivable, client scheduling, purchasing and payroll.

2. Technical Services--equipment/systems, software packages, interconnectivity issues.

3. Infrastructure--personal computers (PC's and MAC's), owned telephone system equipment, networks (Novell, Microsoft), office equipment, etc.

4. External Services Vendors--401K/health care management, payroll services, property/liability insurance providers, etc.

Administrative Functions:

    The accounts payable, accounts receivable and client scheduling tasks at most divisions of the Company are provided by industry standard software applications, for example J.D. Edwards Accounting Package or Xytech Systems (Xymox), or both, depending on the division. Both J.D. Edwards and Xytech Systems have available Year 2000 upgrade programs and the Company anticipates these will be installed in early calendar year 1999. Standard PC based applications, used for these and other applications, are either currently compliant or are expected to have suitable upgrades available in early calendar year 1999.

Similarly, the payroll services vendor expects to have Year 2000 software available early in calendar year
1999. These will be purchased by the Company as soon as they become available.

Technical Services:

    The Company utilizes technical hardware from various vendors to provide a wide range of services to its clients. All divisions have been compiling lists of equipment considered critical to their operations. Based on written responses from various vendors, the Company has been advised that the majority of these items are either Year 2000 compliant or not affected by Year 2000 issues. Some software packages utilized on Silicon Graphics and Apple platforms are still being evaluated with respect to Year 2000 issues, but since these items are routinely upgraded by the Company as part of its ongoing operations to insure that the Company is staying current with technology it is anticipated that the Year 2000 issues in such cases should be minimal. Furthermore, the products produced by the Company for its clients are delivered to the client at the conclusion of a job and such products are not thereafter affected by Year 2000 issues. Therefore, Year 2000 compliance is not considered a material issue for already completed client work. All critical equipment and software products utilized in the production of client material will have been certified, either through testing by the Company or vendor representation, to be Year 2000 compliant or not affected by Year 2000 issues by the middle of calendar year 1999.

Infrastructure:

    It is expected that general purpose PC workstations purchased within the past 12 months should be able to recognize the date change to the Year 2000. A comprehensive checklist is being prepared that will assist each division in determining which PCs need to have some form of upgrade. Some older PCs may require replacement, or may be upgraded through inexpensive after-market clock upgrades. Also being evaluated are Company owned telephone systems which contain embedded chips which may be date sensitive. To date, all telephone systems checked have been found to be either Year 2000 compliant or not affected by the Year 2000 issue. Novell or Microsoft computer network products have upgrades available supplied and represented by the vendor to be Year 2000 compliant which will be installed by the Company by the middle of calendar 1999. Other general purpose office equipment such as copy machines and fax machines are being evaluated but are not considered to be material.

External Services Vendors:

    The Company utilizes numerous outside vendors for management of such services as payroll, health care benefits, 401K administration and insurance coverages. All of these vendors are being asked to supply a written statement concerning Year 2000 compliance and a general scope of appropriate needed actions, costs, and time-frames. This part of the Project is expected to be completed by the middle of calendar 1999.

Costs

    The total cost of the Year 2000 Project is not expected to be material to the Company's financial position. Because some investigation is still ongoing, total costs can only be estimated. Based on mission critical hardware and software upgrade costs that are known, and reasonable expectations of results from further testing, the total cost of the Project is not expected to exceed $100,000 Company-wide and will be expensed as incurred.

Risks

    The Company supplies a wide range of services to its clients. Once those services are delivered, whether on videotape, CD Rom, computer disk, or other media, Year 2000 compliance is no longer a concern. Since it has already been determined that much of the hardware and software material to the internal operation of the Company's business is or will be compliant, there appears to be minimal risk to the internal operations of the Company due to the Year 2000 issue. This does not include any serious problems or outages caused by Year 2000 problems that could exist at local utilities that supply telephone, electrical, natural gas and similar services or with external services vendors. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of outside vendors or clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. However, the Company's internal Project is expected to significantly reduce the level of uncertainty about the Year 2000 problem particularly with respect to the effect on the Company of the readiness of its vendors. It is the opinion of the Company that, with the installation of new equipment which the Company is advised to be Year 2000 compliant and the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be significantly reduced.

Contingency Plan

    Based on the Company's expectation that Year 2000 issues will be adequately addressed by the scheduled completion of the Project, no contingency plans have been formulated. In the event an unexpected Year 2000 problem is discovered that will affect either the completion or delivery of client material, the Company expects that a sufficient number of alternative production methods exist in the industry to mitigate any substantial problems.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At August 31, 1998 $12,226,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease interest expense for the Company by approximately $122,000.

    In addition, the Company is exposed to interest rate change market risk with respect to the Bonds in the amount of $8,500,000. The Bonds bear interest at a floating rate established weekly by the remarketing agent. During fiscal 1998 the interest rate on the Bonds approximated 3.5%. Each 1% fluctuation in interest rates will increase or decrease interest expense on the Bonds by approximately $85,000.

    The impact of interest rate fluctuations on other floating rate debt of the Company and foreign exchange fluctuation on the Company's Canadian subsidiary is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               UNITEL VIDEO, INC.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                              PAGE
                                                                                                            ---------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................................................  18

CONSOLIDATED FINANCIAL STATEMENTS:

    BALANCE SHEETS--AUGUST 31, 1998 AND 1997..............................................................  19

    STATEMENTS OF OPERATIONS--YEARS ENDED
      AUGUST 31, 1998, 1997 AND 1996......................................................................  20

    STATEMENT OF STOCKHOLDERS' EQUITY--YEARS ENDED
      AUGUST 31, 1998, 1997 AND 1996......................................................................  21

    STATEMENTS OF CASH FLOWS--YEARS ENDED
      AUGUST 31, 1998, 1997 AND 1996......................................................................  22

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................  23-36

SUPPLEMENTARY FINANCIAL SCHEDULE..........................................................................  50

    Selected Quarterly Financial Data is set forth in Note M to Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Unitel Video, Inc.

    We have audited the accompanying consolidated balance sheets of Unitel Video, Inc. (a Delaware corporation) at August 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitel Video, Inc. as of August 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.

    We have also audited Schedule II of Unitel Video, Inc. for each of the three years in the period ended August 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP
---------------------------------

New York, New York

November 25, 1998

                               UNITEL VIDEO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                            AUGUST 31,
                                                                     ------------------------
                                                                        1998         1997
                                                                     -----------  -----------
                                           ASSETS
Current assets:
  Cash.............................................................  $ 1,190,000  $   137,000
  Accounts receivable, less allowance for doubtful accounts of
    $400,000 in 1998 and $412,000 in 1997..........................    4,784,000    5,139,000
  Other receivables................................................       93,000       19,000
  Prepaid income taxes.............................................       62,000       75,000
  Prepaid expenses.................................................      498,000      564,000
  Deferred tax asset...............................................      312,000      495,000
                                                                     -----------  -----------
      Total current assets.........................................    6,939,000    6,429,000

Property and equipment--at cost
  Land, buildings and improvements.................................   23,490,000   20,799,000
  Video equipment..................................................   78,113,000   87,745,000
  Furniture and fixtures...........................................    1,758,000    2,591,000
                                                                     -----------  -----------
                                                                     103,361,000  111,135,000

Less accumulated depreciation and amortization.....................   52,420,000   59,228,000
                                                                     -----------  -----------
                                                                      50,941,000   51,907,000

Deferred tax asset.................................................    2,157,000    1,974,000
Goodwill...........................................................    1,583,000    1,721,000
Other assets.......................................................    2,112,000    1,052,000
                                                                     -----------  -----------
                                                                     $63,732,000  $63,083,000
                                                                     -----------  -----------
                                                                     -----------  -----------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................  $ 5,282,000  $ 6,754,000
  Accrued expenses.................................................    2,056,000      998,000
  Payroll and related taxes........................................    1,434,000    2,038,000
  Current maturities of long-term debt.............................    3,563,000    3,530,000
  Current maturities of subordinated debt..........................      640,000    1,167,000
  Current maturities of capital lease obligations..................    2,077,000    1,946,000
                                                                     -----------  -----------
      Total current liabilities....................................   15,052,000   16,433,000

Deferred rent......................................................      112,000      121,000
Long-term debt, less current maturities............................   32,679,000   26,525,000
Subordinated debt, less current maturities.........................    2,171,000    1,770,000
Long-term leases, less current maturities..........................    4,468,000    3,666,000
Accrued retirement.................................................    1,047,000    1,176,000

Stockholders' equity:
  Common stock, par value $.01 per share:
    Authorized-5,000,000 shares Issued 3,541,754 shares in 1998 and
      3,540,954 shares in 1997, and outstanding 2,711,016 shares in
      1998 and 2,674,665 shares in 1997............................       27,000       27,000
Additional paid-in capital.........................................   27,275,000   27,367,000
Accumulated deficit................................................  (11,454,000)  (6,028,000)
Common stock held in treasury, at cost (830,738 in 1998 and 866,289
  in 1997).........................................................   (7,645,000)  (7,974,000)
                                                                     -----------  -----------
Total stockholders' equity.........................................    8,203,000   13,392,000
                                                                     -----------  -----------
                                                                     $63,732,000  $63,083,000
                                                                     -----------  -----------
                                                                     -----------  -----------

        The accompanying notes are an integral part of these statements.

                               UNITEL VIDEO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED AUGUST 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Sales...............................................................  $  51,699,000  $  58,767,000  $  79,287,000
                                                                      -------------  -------------  -------------
Cost of sales:
  Production costs..................................................     35,769,000     41,380,000     57,661,000
  Depreciation and amortization.....................................      8,938,000      8,328,000      7,840,000
                                                                      -------------  -------------  -------------
                                                                         44,707,000     49,708,000     65,501,000
                                                                      -------------  -------------  -------------
Gross profit........................................................      6,992,000      9,059,000     13,786,000
Operating expenses:
  Selling...........................................................      1,339,000      1,734,000      2,275,000
  General and administrative........................................      6,558,000      7,264,000      9,690,000
  Interest..........................................................      4,127,000      3,430,000      3,686,000
  Restructuring charge..............................................       --            1,055,000      1,246,000
  Impairment charge.................................................       --              300,000      2,000,000
  Merger Related Costs..............................................        685,000
                                                                      -------------  -------------  -------------
                                                                         12,709,000     13,783,000     18,897,000
                                                                      -------------  -------------  -------------
Loss from operations................................................     (5,717,000)    (4,724,000)    (5,111,000)
Other income........................................................        345,000        326,000         27,000
                                                                      -------------  -------------  -------------
Loss before income taxes............................................     (5,372,000)    (4,398,000)    (5,084,000)
Income taxes........................................................         37,000         38,000         40,000
                                                                      -------------  -------------  -------------
Net loss applicable to common stock-basic and diluted...............  $  (5,409,000) $  (4,436,000) $  (5,124,000)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net loss per common share-basic and diluted.........................  $       (2.01) $       (1.66) $       (1.96)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of common shares outstanding................      2,687,000      2,665,000      2,613,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

        The accompanying notes are an integral part of these statements.

                               UNITEL VIDEO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

                                                                                                     UNEARNED
                              COMMON STOCK        ADDITIONAL                      COMMON STOCK       EMPLOYEE
                         ----------------------    PAID-IN       ACCUMULATED        HELD IN          BENEFIT
                           SHARES       AMOUNT     CAPITAL         DEFICIT          TREASURY         EXPENSE
                         -----------   --------  ------------   --------------   --------------   --------------
BALANCE, September 1,
  1995................     2,625,165   $26,000   $ 27,351,000   $   3,532,000      $(7,974,000)       $(409,000)
                         -----------   --------  ------------   --------------   --------------   --------------
                         -----------   --------  ------------   --------------   --------------   --------------
Net loss..............                                             (5,124,000)
Exercise of stock
  options.............        30,000                  174,000
Employee stock
  purchase plan.......        11,100                   49,000
Allocation of ESOP
  shares..............                                (29,000)                                          214,000
                         -----------   --------  ------------   --------------   --------------   --------------
BALANCE, August 31,
  1996................     2,666,265    26,000     27,545,000      (1,592,000)      (7,974,000)        (195,000)
                         -----------   --------  ------------   --------------   --------------   --------------
                         -----------   --------  ------------   --------------   --------------   --------------
Net loss..............                                             (4,436,000)
Employee stock
  purchase plan.......         8,400     1,000         38,000
Allocation of ESOP
  shares..............                               (216,000)                                          195,000
                         -----------   --------  ------------   --------------   --------------   --------------
BALANCE, August 31,
  1997................     2,674,665   $27,000   $ 27,367,000   $  (6,028,000)     $(7,974,000)       $     -0-
                         -----------   --------  ------------   --------------   --------------   --------------
                         -----------   --------  ------------   --------------   --------------   --------------
Net loss..............                                          $  (5,409,000)
Treasury stock issued
  to 401(K) Plan......        35,551                  (94,000)                         329,000
Translation
  Adjustment..........                                                (17,000)
Employee stock
  purchase plan.......           800     --             2,000
                         -----------   --------  ------------   --------------   --------------   --------------
BALANCE, August 31,
  1998................     2,711,016   $27,000   $ 27,275,000   $ (11,454,000)     $(7,645,000)       $     -0-
                         -----------   --------  ------------   --------------   --------------   --------------
                         -----------   --------  ------------   --------------   --------------   --------------

        The accompanying notes are an integral part of these statements.

                               UNITEL VIDEO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        YEAR ENDED AUGUST 31,
                                --------------------------------------
                                   1998          1997         1996
                                -----------  ------------  -----------
Cash Flows From Operating
  Activities:
  Net loss....................  $(5,409,000) $ (4,436,000) $(5,124,000)
                                -----------  ------------  -----------
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
  Depreciation and
    amortization..............    8,907,000     8,548,000    7,782,000
  Net loss (gain) on disposal
    of equipment..............       31,000      (220,000)      58,000
  Impairment and restructuring
    charge....................      --          1,080,000    2,000,000
  Amortization of deferred
    financing costs...........      509,000       153,000      252,000
  Deferred rent and other.....      (26,000)     (204,000)    (539,000)
  Accrued retirement
    expense...................     (129,000)     (128,000)     163,000
  Deferred income taxes.......      --            --            36,000
  Changes in operating assets
    and liabilities:
    Accounts receivable,
      net.....................      355,000     3,562,000    3,999,000
    Other receivables.........      (74,000)      314,000       29,000
    Prepaid expenses..........       66,000       171,000      605,000
    Prepaid taxes.............       13,000        67,000      425,000
    Other assets..............     (568,000)      (63,000)     (30,000)
    Accounts payable..........   (1,472,000)    1,788,000   (2,372,000)
    Accrued expenses..........    1,058,000      (452,000)    (170,000)
    Payroll and related
      taxes...................     (369,000)     (909,000)      16,000
                                -----------  ------------  -----------
                                  8,301,000    13,707,000   12,254,000
                                -----------  ------------  -----------
Net cash provided by operating
  activities..................    2,892,000     9,271,000    7,130,000
                                -----------  ------------  -----------
Cash Flows From Investing
  Activities:
  Capital expenditures........  $(5,163,000) $(12,936,000) $(9,134,000)
  Proceeds from disposal of
    equipment.................      373,000     3,804,000    1,151,000
                                -----------  ------------  -----------
  Net cash used in investing
    activities................   (4,790,000)   (9,132,000)  (7,983,000)
                                -----------  ------------  -----------
Cash Flows From Financing
  Activities:
  Proceeds from long-term
    financing.................   22,115,000    15,976,000   25,717,000
  Principal repayments........  (18,165,000)  (16,022,000) (24,495,000)
  Deferred Financing Costs....   (1,001,000)      --          (574,000)
  Proceeds from issuance of
    common stock..............        2,000        39,000      223,000
  Repayment of loan to ESOP...      --           (166,000)    (172,000)
  Release of ESOP quarterly
    shares....................      --            (21,000)     185,000
                                -----------  ------------  -----------
Net cash (used) provided by
  financing activities........    2,951,000      (194,000)     884,000
                                -----------  ------------  -----------
Net Increase(Decrease) In
  Cash........................    1,053,000       (55,000)      31,000
Cash, Beginning of Year.......      137,000       192,000      161,000
                                -----------  ------------  -----------
Cash, End of Year.............  $ 1,190,000  $    137,000  $   192,000
                                -----------  ------------  -----------
                                -----------  ------------  -----------
Schedule of income taxes and
  interest paid:
  Income Taxes Paid...........  $    32,000  $     38,000  $    85,000
  Interest Paid...............    3,670,000     3,685,000    3,374,000
                                -----------  ------------  -----------
                                $ 3,702,000  $  3,723,000  $ 3,459,000
                                -----------  ------------  -----------
                                -----------  ------------  -----------
Supplemental schedule of
  non-cash investing and
  financing activities:
  Issuance of treasury
    stock.....................  $   235,000
                                -----------
                                -----------
Equipment under capital
  leases......................  $ 3,045,000
                                -----------
                                -----------

   The accompanying notes are an integral part of these financial statements.

                               UNITEL VIDEO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) Business--The Company provides a full range of services to the video and film communications industry for studio production, videotape editing, mobile production, computer generated visual effects, film-to-tape transfer and duplication. The Company's facilities are used to produce television programs, corporate communications, commercials and feature films. The Company's mobile division provides "on-location" services for the videotape recording and live telecasting of sports, cultural and other events throughout North America. Customers for the Company's services include cable television program suppliers, independent producers, national television networks, local television stations, motion picture studios, program syndicators and distributors and advertising agencies.

(2) Consolidation--The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

(3) Depreciation--Depreciation is provided on a straight-line basis over the estimated useful lives of assets which are: 30-40 years for buildings; 15-40 years for building improvements; length of lease for leasehold improvements; 5-7 years for video equipment and 5-7 years for furniture and fixtures. Accelerated methods are used for tax purposes. Gain or loss on disposal of equipment is included in depreciation and amortization expense for all years reported. (See Note I to Notes to Consolidated Financial Statements).

(4) Goodwill--Goodwill relating to acquisitions represents the excess of cost over the fair value of net assets acquired and is amortized over 15 years. Accumulated amortization at August 31, 1998, 1997 and 1996 totaled $483,000, $345,000 and $207,000, respectively.

(5) Long Lived Assets--The Company reviews for the impairment of long-lived assets and certain identifiable intangibles (including goodwill and property and equipment) whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

(6) Deferred Financing Costs--Costs incurred in obtaining long-term debt financing are included in other assets. These costs are being amortized using the interest method over the term of the related obligations.

(7) Interest Cost--The Company had capitalized construction period interest costs of $129,000 in 1998 and $211,000 in 1997.

(8) Income Taxes--Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to offset the deferred tax assets as it is more likely than not at all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

(9) Receivables--The Company grants credit to customers, substantially all of whom are in the entertainment, advertising or corporate communications industries.

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(10) Net Loss Per Common Share--In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which supercedes Accounting Principles Board Opinion No. 15. Pursuant to SFAS No. 128, earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For the fiscal years ended August 31, 1998, 1997 and 1996, there is no difference between basic and diluted net loss per share or between the basic and diluted net loss per share as previously reported. Potential common shares from stock options, warrants and convertible preferred stock are excluded in computing basic and diluted net loss per share as their effects would be antidilutive.

(11) Revenue Recognition--Revenue is recorded when services are provided.

(12) Financial Instruments--The Company's principal financial instruments consist of accounts receivable, accounts payable and long-term debt. The Company believes that the carrying amount of such instruments approximates fair value.

(13) Use of Estimates--In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(14) Stock Compensation--The Company measures stock-based awards using the intrinsic value method. As provided in Note E, proforma disclosure of the effect on net loss and loss per share has been computed as if the fair value-based method had been applied in measuring compensation expense.

(15) New Accounting Pronouncements--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will implement SFAS 130 and SFAS 131 in fiscal 1999, which requires the Company to report and display certain information related to comprehensive income and operating segments, respectively. Adoption of SFAS 130 and SFAS 131 will not impact the Company's financial position or results of operations.

(16) Reclassifications--Certain amounts in 1997 have been reclassified to conform to 1998 presentation.

B. LIQUIDITY

    The Company recorded net losses of $5,409,000, $4,436,000 and $5,124,000 in the fiscal years ended August 31, 1998, 1997 and 1996, respectively, and at August 31, 1998 had stockholders equity of $8,203,000 and a working capital deficiency of $8,113,000. The Company has taken the following steps to improve operations and provide for adequate resources to fund the Company's capital needs for the next twelve months:

       In the third quarter of fiscal 1998 the Company closed its Unitel Post 57 division, one of its two New York City based post production facilities. A portion of the equipment,

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

B. LIQUIDITY (CONTINUED)
       clients and personnel were relocated to Unitel Post 38, the Company's other New York City based post production facility.

       In August 1998, the Company refinanced its owned New York City real estate generating funds of approximately $4,600,000 after repayment of the existing first mortgages on such properties, closing costs and escrows. These funds were used to repay Term Loan D of the Company's credit facility in the amount of $1,600,000, with the balance used for working capital purposes.

       The holders of subordinated debt of the Company related to the acquisition of the mobile facilities company GC & Co. by the Company in 1995, which had been due in August 1998, agreed to a new payment schedule providing for payments of fifty percent of the $640,000 in October 1998 and the balance in six equal installments beginning in November 1998. The October payment and the November installment have been paid as of November 1998.

       Another holder of subordinated debt of the Company agreed to restructure its note with the Company by postponing the maturity date from May 1999 to September 1999 and by eliminating principal payments that had been due for the months of April 1998 through April 1999, totaling $450,000. The holder also agreed to add $108,000 of accrued but unpaid interest to the principal balance payable in September 1999. The new terms require that interest only be paid on a current basis effective September 1, 1998 through the September 30, 1999 maturity date. Interest for September, October and November 1998 has been paid as of November 1998.

    In addition, the Company recently negotiated amendments to certain covenants contained in the Company's credit facility with a financial institution, including revising the tangible net worth covenant, the fixed charge coverage covenant and the capital expenditure covenant, adding an Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant and deleting the leverage ratio and interest coverage ratio covenants previously contained in the agreement, which amendments to the agreement are based in part upon substantially meeting the Company's fiscal 1999 operating plan. As a result of these amendments, management is of the opinion that the Company will be in compliance with the covenants contained in the Company's credit facility. However, in the event that the Company is not in compliance with the terms of its credit facility, the Company's ability to operate could be hampered.

C. LONG-TERM DEBT

                                                           AUGUST 31,
                                                    ------------------------
                                                       1998         1997
                                                    -----------  -----------
Notes payable to financial institution:

Term portion A payable in monthly installments of
  $100,000 through March 2000 plus interest on the
  declining balance at Prime plus 2% and final
  payment of $6,000,000 due March 2000............  $ 7,800,000  $ 8,701,000

Term portion D payable from the sale of assets.
  Repaid August 1998..............................           --    1,259,000

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

C. LONG-TERM DEBT (CONTINUED)

                                                           AUGUST 31,
                                                    ------------------------
                                                       1998         1997
                                                    -----------  -----------
Revolving portion payable in full in March 2000
  with interest payable monthly at Prime plus
  2%..............................................    4,426,000    5,871,000

Mortgage payable to a financial institution at a
  fixed interest rate of 7.72%, due in monthly
  installments of $25,000 through August 2008.....    3,200,000           --

Mortgage payable to a financial institution, at a
  fixed interest rate of 7.72%, due in monthly
  installments of $59,000 through August, 2008....    7,550,000           --

Mortgage payable to a bank. Repaid August, 1998...           --    3,555,000

Mortgage payable to a bank. Repaid August, 1998...           --    1,644,000

Mortgage payable to an insurance company, at a
  fixed interest rate of 8.9%, due in monthly
  installments of $22,000 through July 2009.......    1,835,000    1,930,000

Note payable to an insurance company, at a fixed
  rate of 9.3%, due in monthly installments of
  $33,000 through February 2000...................      864,000    1,164,000

Note payable to a financial institution at a fixed
  rate of 10.6%, due in monthly installments of
  $25,000 through April, 2001.....................      706,000      923,000

Subordinated debt, consisting of $640,000 of
  convertible subordinated promissory notes
  payable to prior owners of GC & Co. at an
  interest rate of Prime plus 1%, one half of
  principal outstanding payable in October 1998
  and the balance in six equal monthly payments
  beginning November 1998 and a subordinated
  promissory note payable to Scanline
  Communications at an interest rate of Prime plus
  2%, due monthly, with a principal payment of
  $2,171,000 due September, 1999..................    2,811,000    2,937,000

Note payable to a financial institution at a fixed
  rate of 11.20%, due in monthly installments of
  $23,000 through September 2002..................      906,000           --

Note payable to Commonwealth of Pennsylvania
  machinery and equipment loan fund at a fixed
  rate of 5.25%, due in monthly installments of
  $7,000 through October, 2004....................      455,000           --

Allegheny County Industrial Development Authority
  Variable Rate Demand Revenue Bonds. Interest
  payable monthly based on a weekly remarketing
  rate, estimated currently at 3.8%. Quarterly
  principal payments of $179,000, commencing
  December 1998, to be applied to the redemption
  of bonds which mature July, 2009................    5,000,000    5,008,000

Allegheny County Industrial Development Authority
  Variable Rate Demand Revenue Bonds. Interest
  payable monthly based on a weekly remarketing
  rate, estimated currently at 3.8%. Quarterly
  principal payments of $125,000, commencing
  February, 1999, to be applied to the redemption
  of bonds which mature July, 2009................    3,500,000           --
                                                    -----------  -----------

                                                     39,053,000   32,992,000

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

C. LONG-TERM DEBT (CONTINUED)

                                                           AUGUST 31,
                                                    ------------------------
                                                       1998         1997
                                                    -----------  -----------
Less current maturities...........................    4,203,000    4,697,000
                                                    -----------  -----------

                                                    $34,850,000  $28,295,000
                                                    -----------  -----------
                                                    -----------  -----------

    In December 1995, the Company entered into a $26 million revolving credit and term loan agreement (the "credit facility") with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans (Term Loans A and B). In May 1997, Term Loan A was revised by the inclusion of $2,500,000 of the original Term Loan B and the advance of $518,000 of new funds, resulting in a revised Term Loan A balance of $9,000,000. Term Loan A is payable in equal monthly principal installments of $100,000 plus interest, with the balance of $6,000,000 due March 2000. In November 1997 Term Loan B was repaid, in part from the proceeds of a new Term Loan D in the amount of $2,500,000. $3,742,000 of the original Term Loan B was repaid from sales of equipment from the Company's Editel Chicago, Editel New York and Unitel Hollywood divisions. The Company refinanced its New York owned real estate in August 1998 and used a portion of the proceeds of the refinancing to repay Term Loan D and other indebtedness and the balance of the proceeds for working capital purposes.

    In July 1997 the credit facility was further amended by the issuance of a $5,080,000 letter of credit to secure payment of principal and interest on $5,000,000 in principal amount of Allegheny County (Pennsylvania) Industrial Development Authority Variable Rate Demand Revenue Bonds (the "Bonds"). The proceeds from the sale of the Bonds were loaned to the Company and were used by the Company to build a new digital mobile teleproduction unit. The letter of credit requires quarterly principal payments of $179,000 commencing December 1998 to be applied to the redemption in equal principal amount of the Bonds. The Bonds mature on July 1, 2009 and, to the extent not redeemed in full as described in the prior sentence, are required to be repaid by the Company on that date. In December 1997, a second series of Bonds was issued, in an amount of $3,500,000. The proceeds of the second series of Bonds were used to finance a second digital mobile unit. Quarterly principal payments of $125,000 will begin in February 1999 and these bonds also mature on July 1, 2009. The terms of the credit facility with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender.

    The terms of the credit facility with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender. In addition, under certain circumstances the Company is required to prepay the loans under the credit facility from funds generated by the sale of assets. The Company has at certain times not been in compliance with certain financial covenants contained in certain of its loan documents and the lenders have waived such non-compliance and have revised such financial covenants to a level such that it is expected that the Company will be in compliance with such covenants on a going forward basis.

    In August, 1998, the Company refinanced its owned New York City real estate facilities located at 515 West 57(th) Street and 433 West 53(rd) Street for a total of $10,750,000. The proceeds of the refinancing were used to repay the existing first mortgages, closing expenses and required reserves and escrow deposits and repayment of Term Loan D as described above, with the balance used for working capital purposes. The new mortgages, in the amount of $7,550,000 and $3,200,000, respectively, bear interest at 7.72%, on a

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

C. LONG-TERM DEBT (CONTINUED)
22 year amortization schedule, with a term of 10 years maturing August, 2008 and require monthly payments of $59,000 and $25,000 to be applied to interest and principal, respectively. In connection with these mortgages the Company established a liquidity reserve of $500,000 and is required to increase the reserve by approximately $95,000 per annum, payable monthly.

    In February 1995 the Company purchased the business and assets of GC & Co. The purchase price was $6,750,000, consisting of $6,000,000 in cash and $750,000 of convertible subordinated promissory notes. The promissory notes bear interest at 1% over prime and are convertible into the Company's common stock at $10.00 per share. At August 31, 1998, $640,000 of the convertible notes were outstanding. In October 1998, one half of this amount was repaid and noteholders of $320,000 principal outstanding agreed to repayment of the balance then due in six equal monthly installments beginning November 1998.

    Property, equipment and accounts receivable with a carrying value of $55,725,000 at August 31, 1998 are pledged as collateral for all long-term debt outstanding.

    The agreements relating to certain of these long-term obligations include covenants which, among other terms, place restrictions on the Company's capital expenditures, the maintenance of certain financial ratios (including minimum levels of net worth and debt-to-equity restrictions, all as defined in the agreements) and the payment of dividends.

    At August 31, 1998, maturities of long-term debt for the next five years are as follows:

YEAR ENDED
AUGUST 31,
------------
1999...............................................................................  $   4,203,000
2000...............................................................................     15,806,000
2001...............................................................................      2,054,000
2002...............................................................................      1,919,000
2003...............................................................................      1,748,000
2004 and thereafter................................................................     13,323,000
                                                                                     -------------
                                                                                     $  39,053,000
                                                                                     -------------
                                                                                     -------------

D. OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS

    The Company has entered into various capital lease agreements for video equipment. The leases expire at various times through 2003.

    Property recorded under capital leases includes the following:

                                       AUGUST 31,
                                ------------------------
                                   1998         1997
                                -----------  -----------
Video equipment...............  $13,358,000  $10,312,000
Accumulated depreciation......   (6,477,000)  (4,539,000)
                                -----------  -----------
                                $ 6,881,000  $ 5,773,000
                                -----------  -----------
                                -----------  -----------

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

D. OBLIGATIONS UNDER CAPITAL LEASE AGREEMENTS (CONTINUED)
    Future minimum lease payments, as of August 31, 1998 are as follows:

YEAR ENDED                                                                                              CAPITAL
AUGUST 31,                                                                                               LEASES
------------                                                                                          ------------
1999................................................................................................  $  2,572,000
2000................................................................................................     2,914,000
2001................................................................................................       793,000
2002................................................................................................       758,000
2003................................................................................................       541,000
                                                                                                      ------------
Net minimum lease payments..........................................................................     7,578,000
Amount representing interest........................................................................     1,033,000
                                                                                                      ------------
Obligation under capital lease agreements...........................................................  $  6,545,000
                                                                                                      ------------
                                                                                                      ------------
Current portion.....................................................................................  $  2,077,000
Long-term portion...................................................................................     4,468,000
                                                                                                      ------------
                                                                                                      $  6,545,000
                                                                                                      ------------
                                                                                                      ------------

E. STOCK OPTION PLANS

    In January 1986 the Company's Board of Directors approved a Non-Statutory Stock Option Plan (the "Non-Statutory Plan") to grant options to purchase up to 50,000 shares of the Company's Common Stock to the Company's non-employee directors. Under the Non-Statutory Plan options to purchase 10,000 shares were outstanding at August 31, 1998.

    In July 1988 the Company's Board of Directors approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") to grant options to purchase up to 125,000 shares of the Company's Common Stock primarily to key employees. Options to purchase 10,000 shares granted to several officers under the Non-Qualified Plan were outstanding at August 31, 1998.

    In July 1992 the Company's shareholders approved the adoption of the 1992 Stock Option Plan (the "1992 Plan") to grant options to purchase up to 350,000 shares of the Company's Common Stock primarily to key employees and non-employee directors. Prior to July 1992, the Company granted options under the plans described above. All future stock option grants will be made under the 1992 Plan. Options to purchase 227,500 shares were outstanding to key employees and non-employee directors under the 1992 Plan at August 31, 1998.

    Under all plans, options have generally been granted to purchase stock at the fair market value of the shares at the date of grant as determined by the Board of Directors. Options expire ten years after the date of grant.

    The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted to employees and directors. Had compensation cost been determined based on the fair value at the grant date for stock option awards in fiscal 1996,1997 and 1998, consistent with the provisions of SFAS No. 123 the Company's net loss and loss per share for the years ended August 31, 1996, 1997 and 1998

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

E. STOCK OPTION PLANS (CONTINUED)
would have been increased by approximately $427,570, $69,230 and $17,746 or ($.16), ($.03) and $(.01) per share, respectively. The weighted average fair value at date of grant for options granted during 1996, 1997 and 1998 was $3.73, $4.07 and $4.03 per option, respectively. The fair value of each option at date of grant was estimated using the Black--Scholes option pricing model with the following weighted average assumptions for grants in:

                                                                              1996         1997         1998
                                                                              -----        -----        -----
Expected stock price volatility..........................................          50%          45%          50%
Expected lives of options................................................          10           10           10
Risk-free interest rate..................................................         6.9%         6.9%         6.9%
Expected dividend yield..................................................           0%           0%           0%

    The following table summarizes option activity for the years ended August 31, 1996, 1997 and 1998:

                                                                                                     WEIGHTED
                                                                                                     AVERAGE
                                                                     NUMBER OF    OPTION PRICE       EXERCISE
                                                                      SHARES        PER SHARE         PRICE
                                                                    -----------  ---------------  --------------
Options Outstanding, September 1, 1995............................      225,700  $  5.75--$13.18      $8.05
Granted...........................................................      111,500  $   5.13--$5.28      $5.25
Exercised.........................................................      (30,000) $   5.75--$5.87      $5.81
Expired and canceled..............................................      (91,700) $  5.75--$10.81      $9.15
                                                                    -----------
Options Outstanding, August 31, 1996..............................      215,500  $  5.13--$13.18      $6.27
Granted...........................................................       25,000  $   5.28--$6.13      $5.79
Expired and canceled..............................................       (5,000)      $5.25           $5.25
                                                                    -----------
Options Outstanding, August 31, 1997..............................      235,500  $  5.13--$13.18      $6.40
Granted...........................................................       22,000  $   4.75--$6.25      $5.87
Expired and canceled..............................................      (10,000)      $5.25           $5.25
                                                                    -----------
Options Outstanding, August 31, 1998..............................      247,500  $  4.75--$13.18      $6.40
                                                                    -----------
                                                                    -----------

    At August 31, 1998, a total of 277,500 shares were reserved for future option grants for all plans and options to purchase 247,500 shares were outstanding.

    The following table summarizes information about stock options outstanding as of August 31, 1998:

                           OPTIONS OUTSTANDING
                      ------------------------------                           OPTIONS EXERCISABLE
                                    WEIGHTED AVERAGE                     --------------------------------
                                       REMAINING                             NUMBER           WEIGHTED
      RANGE OF          NUMBER        CONTRACTUAL     WEIGHTED AVERAGE   EXERCISABLE AT       AVERAGE
  EXERCISE PRICES     OUTSTANDING         LIFE         EXERCISE PRICE    AUGUST 31, 1998   EXERCISE PRICE
--------------------  -----------   ----------------  ----------------   ---------------   --------------
$4.75--$7.13........    176,500         8 years            $ 5.57            105,600           $ 5.58
$7.25--$10.88.......     69,000         5 years            $ 8.32             66,000           $ 8.37
       $13.18             2,000         5 years            $13.18              2,000           $13.18

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

F. 401(k) EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

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

    Total contributions to the ESOP and the Plan for each of the years ended August 31 are as follows:

1998..............................................................  $ 231,000
1997..............................................................  $ 223,000
1996..............................................................  $ 248,000

    The Plan's compensation expense was $121,000 and $167,000 for the years ended August 31, 1998 and 1997, respectively. A summary of the Plan's shares is as follows:

                                                                               YEAR ENDED
                                                                               AUGUST 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
    Allocated shares....................................................    113,174    116,881
    Shares released for allocation......................................        -0-      6,807
                                                                          ---------  ---------
                                                                            113,174    123,688
                                                                          ---------  ---------

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

G. INCOME TAXES

    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                               YEAR ENDED
                                                                                               AUGUST 31,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
Current portion of deferred tax assets
    Employee medical benefits.......................................................  $     141,000  $     231,000
    Bad debt reserve................................................................        171,000        264,000
                                                                                      -------------  -------------
                                                                                            312,000        495,000
                                                                                      -------------  -------------
Long-term portion of deferred tax assets (liabilities)
    Accrued retirement..............................................................        449,000        504,000
    Net operating loss carryforwards................................................      6,333,000      3,242,000
    ITC carryforwards-Federal and State (net of ITC valuation allowance)............        467,000        467,000
    AMT credit carryforwards........................................................      3,400,000      2,540,000
    Other--net......................................................................        548,000        228,000
    Fixed assets basis difference between book and tax..............................       (767,000)    (1,166,000)
                                                                                      -------------  -------------
                                                                                         10,430,000      5,815,000
    Valuation Allowance.............................................................     (8,273,000)    (3,841,000)
                                                                                      -------------  -------------
                                                                                          2,157,000      1,974,000
                                                                                      -------------  -------------
    Net deferred tax asset..........................................................  $   2,469,000  $   2,469,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The provision for income taxes is comprised of the following:

                                                                        YEAR ENDED AUGUST 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Current:
    Federal......................................................  $     -0-  $     -0-  $     -0-
    State........................................................     37,000     38,000     40,000
                                                                   ---------  ---------  ---------
                                                                      37,000     38,000     40,000
Deferred:
    Federal......................................................        -0-        -0-        -0-
    State........................................................        -0-        -0-        -0-
                                                                   ---------  ---------  ---------
                                                                         -0-        -0-        -0-
                                                                   ---------  ---------  ---------
                                                                   $  37,000  $  38,000  $  40,000
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

G. INCOME TAXES (CONTINUED)
    The Company's effective tax rate was (1%) in 1998, 1997 and 1996, respectively. The components of the reconciliation of the Company's effective tax rate to the U.S. statutory rate of 34% are as follows:

                                                                                  YEAR ENDED AUGUST 31,
                                                                       -------------------------------------------
                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
Tax expense (benefit) computed at statutory rate.....................  $  (1,826,000) $  (1,495,000) $  (1,729,000)
State income tax, net of Federal income tax benefit..................         24,000         25,000         26,000
Loss without benefit.................................................      1,751,000      1,410,000      1,634,000
Goodwill.............................................................         47,000         47,000         47,000
Other................................................................         41,000         51,000         62,000
                                                                       -------------  -------------  -------------
Actual tax expense...................................................  $      37,000  $      38,000  $      40,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    The Company's total alternative minimum tax credit carryforward is approximately $3,400,000, which can be used against the Company's future regular tax liability.

    The Company has net operating loss carryforwards as of August 31, 1998 of $14,700,000 which will expire at various times throughout 2018. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the alternative minimum tax credit carryforwards and other deferred tax assets for tax purposes may be limited annually to the percentage (about 6%) of the fair market value of the Company at the time of any such ownership changes.

H. COMMITMENTS AND CONTINGENCIES

    Operating Leases--The following is a schedule by years of future minimum rental payments under operating leases that have an initial non-cancelable lease term in excess of one year:

FISCAL YEAR ENDED                                                                   AMOUNT
------------------                                                               -------------
1999...........................................................................  $   3,430,000
2000...........................................................................      4,609,000
2001...........................................................................      2,005,000
2002...........................................................................      1,264,000
2003 and thereafter............................................................        500,000
                                                                                 -------------
                                                                                 $  11,808,000
                                                                                 -------------
                                                                                 -------------

    The aggregate rental expense for the years ended August 31, 1998, 1997, and 1996 was $3,683,000, $3,385,000 and $3,874,000, respectively.

    The Company maintains cash balances at financial institutions located in New York, New York, Pittsburgh, Pennsylvania, Los Angeles, California and Montreal, Canada. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 in the United States and by the Canada Deposit Insurance Corporation up to $60,000 (Canadian) in Canada. At August 31, 1998, uninsured amounts held at these financial institutions were approximately $110,000 (USD).

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

H. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has contractual obligations with several employees in respect of salary, bonus and severance compensation.

    The Company has a contract with a union that expires on November 30, 1998. The Company and the union are negotiating a new contract.

    There are various lawsuits claiming amounts against the Company. It is the opinion of the Company's management that the ultimate liabilities, if any, in these cases will not have a material adverse effect on the Company's financial statements.

I. NET GAIN ON DISPOSITION OF EQUIPMENT

    The Company has accelerated its efforts to sell equipment which is not fully utilized. In order to properly reflect the sale of equipment as part of the Company's operations, in 1998, 1997 and 1996, $(31,000), $220,000 and $(58,000),
respectively, of (loss) gain on disposal of assets was included in depreciation expense.

J. ACCRUED RETIREMENT

    Under the terms of employment agreements with two former officers of the Company, retirement payments commenced September 1, 1996. At August 31, 1998, a liability of approximately $1,047,000 has been recorded, based upon the present value of these payments. Approximately $55,000, $55,000 and $163,000 has been charged to operations for the years ended August 31, 1998, 1997 and 1996, respectively.

K. IMPAIRMENT AND RESTRUCTURING CHARGES

    The Company has determined to focus its resources toward providing services to the entertainment and corporate communications areas, which represent the Company's strength. As part of this strategy, the Company decided to sell its Editel New York, Editel Chicago and Editel Los Angeles divisions, which specialized in the highly competitive commercial advertising portion of the video facilities industry.

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

    In February 1996, the Company announced the closure of its Editel Chicago division and subsequently distributed the majority of that division's assets throughout the Company with the balance of the Editel Chicago division assets sold in an auction. In March 1996, the Company terminated the office lease for its Editel Chicago division and recorded a restructuring charge of $1,246,000 in the quarter ended May 31, 1996. During 1996, the Company's Editel New York division was closed and a majority of the editorial and computer graphics assets were distributed throughout the Company. In November 1996, the Company sold the majority of the remaining assets to an unrelated third party for $1,400,000. The balance of the assets were disposed of through an auction. Proceeds from the sale of assets were used by the Company to repay outstanding debt. In May 1996, after reevaluating the potential of the Editel Los Angeles division, the

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

K. IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)
Company decided to retain and expand this division and, accordingly, discontinued seeking a buyer for this business.

    In June 1997 the Company merged its Unitel Hollywood and Editel Los Angeles divisions. A significant portion of the equipment from Unitel Hollywood was moved to the Editel Los Angeles location. Additionally, a portion of the equipment was transferred to the Company's New York post production operation for future use. The balance of the equipment was sold and the proceeds in the amount of $1,700,000 were used to repay long term debt. As a result of the merger and sale, the company recorded a restructuring charge of $1,055,000 in the fourth quarter of 1997.

    Additionally, after a reassessment of the Company's New York post production assets, the Company recorded an impairment charge of $300,000 in the fourth quarter of 1997. Throughout fiscal year 1998, the Company continued to evaluate its investment in its two New York based post production facilities, Unitel Post 57 and Unitel Post 38. In the third quarter of fiscal 1998, the Company closed its Unitel Post 57 facility and relocated a portion of the Unitel Post 57 client base, equipment and key personnel to Unitel Post 38. Additionally, the space formerly used by the Unitel Post 57 facility was repurposed into studio support space to accommodate a new multi year contract with King World for the production of the "Inside Edition" television show. The Company had previously provided facilities for King World in another location, the lease for which expired in June 1998.

L. FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of fiscal 1997, the Company recorded certain adjustments which resulted in restructuring ($1,055,000) and impairment ($300,000) charges being recorded in the amount of $1,355,000. $1,055,000 of these adjustments or $.39 per share, related to previously issued quarterly data for the third quarter of 1997--See Note M to Consolidated Financial Statements.

                               UNITEL VIDEO, INC.

                   YEARS ENDED AUGUST 31, 1998, 1997 AND 1996

M. QUARTERLY FINANCIAL DATA (UNAUDITED)

     YEAR ENDED                                                                                  PRIMARY NET
     AUGUST 31,                                       GROSS                   NET              EARNINGS(LOSS)
        1998                   SALES                 PROFIT             EARNINGS(LOSS)            PER SHARE
---------------------  ---------------------  ---------------------  ---------------------  ---------------------
     1(st) quarter        $    13,768,000         $   2,338,000          $    (456,000)           $    (.17)
     2(nd) quarter             12,429,000             1,455,000             (1,308,000)                (.49)
     3(rd) quarter             13,957,000             2,636,000               (677,000)                (.25)
     4(th) quarter             11,545,000               563,000             (2,968,000)               (1.10)

     YEAR ENDED                                                                                  PRIMARY NET
     AUGUST 31,                                       GROSS                   NET               EARNINGS LOSS
        1997                   SALES                 PROFIT             EARNINGS(LOSS)            PER SHARE
---------------------  ---------------------  ---------------------  ---------------------  ---------------------
     1(st) quarter        $    16,370,000         $   3,603,000          $     935,000            $     .35
     2(nd) quarter             15,000,000             2,514,000               (572,000)                (.21)
     3(rd) quarter             15,840,000             2,746,000             (1,579,000)                (.59)
     4(th) quarter             11,557,000               196,000             (3,220,000)               (1.21)

     YEAR ENDED                                                                                   PRIMARY NET
     AUGUST 31,                                       GROSS                   NET                EARNINGS LOSS
        1996                   SALES                 PROFIT             EARNINGS(LOSS)             PER SHARE
---------------------  ---------------------  ---------------------  ---------------------  -----------------------
     1(st) quarter        $    22,940,000         $   5,805,000          $     522,000             $     .20
     2(nd) quarter             20,529,000             3,171,000             (1,379,000)                 (.53)
     3(rd) quarter             19,281,000             3,166,000             (2,290,000)                 (.88)
     4(th) quarter             16,537,000             1,644,000             (1,977,000)                 (.75)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME                                                       AGE                              TITLE
-----------------------------------------------------      ---      -----------------------------------------------------
Barry Knepper........................................          48   President, Chief Executive Officer and Director
Richard L. Clouser...................................          58   Senior Vice President--Corporate, President of the
                                                                    Mobile Division and Director
Karen Ceil Lapidus...................................          41   Vice President, General Counsel and Secretary
Edwin Levine.........................................          59   President of the Unitel New York Studios Division
Albert Walton........................................          53   President of the Editel Los Angeles Division
Tom Eyring...........................................          46   Chief Technology Officer
Neil Marcus..........................................          56   Chief Financial Officer
Michael Granowsky....................................          32   President of the Unitel New York Post Production
                                                                    Division
Herbert Bass.........................................          69   Director
Alex Geisler.........................................          75   Director
Philip S. Birsh......................................          40   Director
Walter G. Arader.....................................          78   Director

    There are no family relationships among any of the persons listed above.

    Mr. Knepper has been President and Chief Executive Officer of the Company since April 1996, a Director of the Company since May 1995 and its Treasurer since 1983. He has served as Senior Vice President-Finance and Administration from May 1995 to April 1996 and as Chief Financial Officer from January 1982 to April 1996.

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

    Mr. Marcus has been Chief Financial Officer of the Company since May 1998 and a financial consultant to the Company from August 1997 to April 1998. From 1973 until joining the Company, Mr. Marcus served as Chief Financial Officer of Kavanau Real Estate Trust, a publicly traded company, and Sanford Nalitt and Associated Companies, a Staten Island real estate developer.

    Mr. Granowsky has been President of the Unitel New York Post Production Division since July 1998. From October 1994 Mr. Granowsky was General Manager of the Unitel Post 38 division of the Company. From April 1992 until October 1994 he held other operational positions at such division.

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

    Mr. Birsh has been a Director of the Company since April 1992 and Publisher of Playbill Incorporated, which publishes "Playbill" Magazine, and President and Publisher of Racing Today Publishing Inc., which publishes a variety of racing magazines, since March 1992. In January 1992, Mr. Birsh became President of AJP Realty Corp., a real estate investment company. From May 1989 to February 1992, Mr. Birsh was Senior Vice President and Director of the private business group of Kidder Peabody & Co. Incorporated, and for the nine years prior to May 1989, Mr. Birsh was with Drexel Burnham Lambert Incorporated. At his departure in 1989, Mr. Birsh was a vice president in the mergers and acquisitions department.

    The Company's Board of Directors presently consists of six Directors divided into three classes. Walter G. Arader and Philip S. Birsh serve as Class I Directors, Barry Knepper and Richard Clouser serve as Class II Directors and Herbert Bass and Alex Geisler serve as Class III Directors. The term of office of Class I Directors continues until the Company's 2001 Annual Meeting of Stockholders, the term of office of Class II Directors continues until the Company's 1999 Annual Meeting of Stockholders and the term of office of Class III Directors continues until the Company's 2000 Annual Meeting of Stockholders.

    Each officer of the Company serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Michael Granowsky, President of the Company's Unitel New York Post Production division, filed late his Initial Statement of Beneficial Ownership on Form 3. In addition, Walter Arader, Philip Birsh and Herbert Bass, Directors of the Company, and Neil Marcus, Chief Financial Officer of the Company, filed late their Annual Statement of Changes in Beneficial Ownership on Form 5.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth certain summary information concerning compensation with respect to each person who served as the Company's Chief Executive Officer during the fiscal year ended August 31, 1998 and each of the Company's four other most highly compensated executive officers:

                                                                       LONG TERM
                                                                      COMPENSATION
                                                                         AWARDS
                                                ANNUAL COMPENSATION   ------------
                                                --------------------   SECURITIES
NAME AND                                                      BONUS    UNDERLYING      ALL OTHER
  PRINCIPAL POSITION                      YEAR  SALARY $      (1) $    OPTIONS(#)    COMPENSATION $
----------------------------------------  ----  --------     -------  ------------   --------------
Barry Knepper...........................  1998  $204,115                                 $  870(2)
  President and                           1997  $183,365                                 $1,568
  Chief Executive Officer                 1996  $159,413                 25,000          $1,389

Richard Clouser.........................  1998  $210,809                                 $  870(2)
  Senior Vice President                   1997  $206,654                                 $1,568
  Corporate and                           1996  $191,083     $73,405     12,500          $1,389
  President, Mobile Division

Edwin Levine............................  1998  $133,039                                 $  870(2)
  President of the Unitel                 1997  $124,999     $17,250                     $1,568
  New York Studios Division (3)           1996  $121,432     $17,250      5,000          $1,389

Albert Walton...........................  1998  $190,000                                 $  870(2)
  President, Editel-                      1997  $207,231(3)  $40,000                     $1,568
  Los Angeles Division                    1996  $152,454                 10,000          $  141

Thomas Eyring...........................  1998  $162,878     $10,000                     $  870(2)
  Chief Technology Officer                1997  $162,254                                 $1,568
                                          1996  $157,587     $ 8,100      7,500          $  776

------------------------

(1) Bonus compensation is shown for the fiscal year in which earned.

(2) Includes the value, as at August 31, 1998, of shares of the Company's Common Stock allocated to such executive officer under the Company's 401(k) Employee Savings and Stock Ownership Plan (the "Savings Plan") during the fiscal year ended August 31, 1998.

(3) Includes $24,957 in respect of salary earned in fiscal 1996 and paid in fiscal 1997.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

    During fiscal 1998, Mr. Albert Walton was a party to an employment agreement with the Company pursuant to which he served as President of the Editel Los Angeles division of the Company. Under the agreement, the term of which ended on August 31, 1998, Mr. Walton received a base salary at the rate of $190,000 per annum. In addition, Mr. Walton received bonus compensation during the term of the agreement equal to 5% of the pre-tax net income of the Editel Los Angeles division for the Company's 1997 and 1998 fiscal years and a one time $40,000 bonus payment. Under the agreement, Mr. Walton was provided with an automobile and related expense allowance.

    Commencing September 1, 1997, Mr. Barry Knepper has an employment agreement with the Company pursuant to which he serves as President and Chief Executive Officer of the Company. Under the agreement, the term of which is one year with automatic one-year renewals unless either party gives 90 days notice of termination, Mr. Knepper receives a base salary at the rate of $200,000 per annum with a consumer price index increase each May 1(st) (a minimum of 5%) during the term. In addition, Mr. Knepper is entitled to receive bonus compensation for all fiscal years of the Company during the term of the agreement equal to 2 1/2% of consolidated pretax profits of the Company. Under the Agreement Mr. Knepper is also provided with an automobile and related expense allowance. In the event of a change in control (as defined in the agreement) of the Company and the termination of Mr. Knepper's employment in certain circumstances, under the agreement the Company will pay to Mr. Knepper severance in an amount equal to the greater of one year's base salary and the remaining base salary for the employment term plus a pro-rata portion of the current year's bonus amount.

    The Company has entered into severance agreements with Messrs. Clouser, Eyring, Walton and Levine through December 31, 1998 which automatically renew on such date and on every one-year anniversary thereafter unless terminated by the Company. In the event of a change of control (as defined in such agreements) of the Company and the termination of the officer's employment in certain circumstances, the Company will pay to such officer severance in an amount equal to one-half of his annual base salary.

STOCK OPTIONS

    The Company currently grants stock options to employees and directors under the Company's 1992 Stock Option Plan (the "1992 Plan"). During the fiscal year ended August 31, 1998, no stock options were granted to or exercised by any of the executive officers named in the Summary Compensation Table. The following table sets forth certain information with respect to the number and value of unexercised options held by such officers as of August 31, 1998.

                 AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND
                       FISCAL 1998 YEAR-END OPTION VALUES

                                                                                                NUMBER OF
                                                                                               SECURITIES        VALUE OF
                                                                                               UNDERLYING       UNEXERCISED
                                                                                               UNEXERCISED     IN-THE-MONEY
                                                                                                 OPTIONS          OPTIONS
                                                     SHARES ACQUIRED                          AT FY-END(#)     AT FY-END($)
                                                       ON EXERCISE        VALUE REALIZED      EXERCISABLE/     EXERCISABLE/
NAME                                                       (#)                  ($)           UNEXERCISABLE    UNEXERCISABLE
-------------------------------------------------  -------------------  -------------------  ---------------  ---------------
Barry Knepper....................................          --                   --             45,000/12,000       --/--
Richard Clouser..................................          --                   --             37,500/ 5,000       --/--
Edwin Levine.....................................          --                   --              3,000/ 2,000       --/--
Albert Walton....................................          --                   --              6,000/ 4,000       --/--
Thomas Eyring....................................          --                   --              5,000/ 2,500       --/--

COMPENSATION OF DIRECTORS

    Directors who are not employees of the Company receive $2,500 each fiscal quarter and $1,000 for each Board of Directors' meeting and each committee meeting attended. Pursuant to the terms of the 1992 Plan, each director of the Company who is not an employee of the Company or any subsidiary of the Company is automatically granted an option to purchase 3,000 shares of the Company's Common Stock on May 1 of each year during the term of the 1992 Plan. During fiscal 1998, Messrs. Arader, Birsh, Bass and Geisler were granted an option under the 1992 Plan to purchase 3,000 shares of the Company's Common Stock at an exercise price of $6.25, the fair market value per share of Common Stock of the Company on the date of grant.

ITEM 12. SHARE OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT.

    The following table sets forth information on November 11, 1998 (except as indicated below) with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), who is known by the Company to be the beneficial owner or more than 5% of the Company's Common Stock. Unless otherwise indicated, each beneficial owner named below has sole voting and dispositive power with respect to the shares of Common Stock indicated as beneficially owned by such owner.

NAME AND ADDRESS OF                                                              AMOUNT AND NATURE OF    PERCENT OF
  BENEFICIAL OWNER                                                               BENEFICIAL OWNERSHIP       CLASS
-------------------------------------------------------------------------------  --------------------  ---------------
Herbert Bass...................................................................          184,379(1)             6.8%
  146 Waters Edge
  Admiral's Cove
  Jupiter, Florida 33477

Alex Geisler...................................................................          215,353(2)             7.9%
  131 Regatta Drive
  Admiral's Cove
  Jupiter, Florida 33477

Dimensional Fund Advisors Inc. ................................................          176,500(3)             6.5%
  1299 Ocean Avenue
  Santa Monica, California 90401

Investment Counselors of Maryland..............................................          175,000(4)             6.4%
  803 Cathedral Street
  Baltimore, Maryland 21201

Metro Networks, Inc. ..........................................................          165,360(5)             6.1%
  2800 Post Oak Boulevard
  Suite 4000
  Houston, Texas 77056

------------------------

(1) Includes 11,000 shares subject to presently exercisable stock options.

(2) Includes 11,000 shares subject to presently exercisable stock options, 57,193 shares held by Jean Z. Geisler (Mr. Geisler's wife) as trustee for the benefit of the Geisler's children and 67,234 shares held by Mrs. Geisler, with respect to all of which shares Mr. Geisler has sole voting and dispositive power. Mr. and Mrs. Geisler disclaim beneficial ownership as to the 57,193 shares held by Mrs. Geisler as trustee.

(3) Pursuant to a Schedule 13G, dated February 9, 1998, filed by Dimensional Fund Advisors Inc. ("DFA") with the Securities and Exchange Commission (the "SEC"), DFA has indicated that all shares listed in the table above opposite its name are owned by advisory clients of DFA, no one of which, to DFA's knowledge, owns more than 5% of the Company's Common Stock. DFA has indicated that it has sole dispositive power with respect to all such shares of Common Stock, that it has sole voting power with respect to 123,100 of such shares and that certain of its officers, who also serve as officers of DFA Investment Dimensions Group Inc. (the "Fund") and The DFA Investment Trust Company (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940, vote 23,200 additional shares of the Company's Common Stock which are owned by the Fund and 30,200 shares of the Company's Common Stock which are owned by the Trust.

(4) Pursuant to a Schedule 13G, dated March 19, 1998, filed by Investment Counselors of Maryland Inc., an investment advisor registered under the Investment Advisor's Act of 1940 ("ICM"), with the SEC, ICM has indicated that all of the shares listed in the table above opposite its name are owned by advisory clients of ICM, no one of which, to ICM's knowledge, owns more than 5% of the Company's Common Stock. ICM has indicated that it has sole dispositive power with respect to all of such shares and sole voting power as to 130,000 of such shares of Common Stock.

(5) Pursuant to a Schedule 13D, dated January 29, 1998, filed by Metro Networks, Inc. ("Metro Networks") with the SEC, Metro Networks indicated that it has sole dispositive power and sole voting power with respect to all of the shares listed in the table above opposite its name.

    The following table sets forth information at November 16, 1998 with respect to the beneficial ownership of the Company's Common Stock by (a) each director
(b) each executive officer named in the Summary Compensation Table under the caption "EXECUTIVE COMPENSATION" and (c) all directors and executive officers of the Company as a group (12 persons). Unless otherwise indicated, each person named below and each person in the group named below has sole voting and dispositive power with respect to the shares of the Company's Common Stock indicated as beneficially owned by such person or group.

                                                    AMOUNT AND NATURE OF       PERCENT
NAME OF BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP      OF CLASS
--------------------------------------------------  --------------------      ---------
Herbert Bass......................................        184,379(1)                 6.8%
Alex Geisler......................................        215,353(2)                 7.9%
Walter G. Arader..................................         31,000(3)                 1.0%
Philip S. Birsh...................................         20,400(4)                   *
Barry Knepper.....................................         69,768(5)                 2.5%
Richard Clouser...................................         44,840(6)                 1.6%
Edwin Levine......................................         14,232(7)                   *
Thomas Eyring.....................................          9,194(8)                   *
Albert Walton.....................................         10,082(9)                   *
All directors and executive officers as a group
  (12 persons)....................................        617,882(10)               21.3%

------------------------

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

(3) Includes 23,000 shares issuable to Mr. Arader pursuant to presently exercisable stock options.

(4) Includes 13,000 shares issuable to Mr. Birsh pursuant to presently exercisable stock options.

(5) Includes 45,000 shares issuable to Mr. Knepper pursuant to presently exercisable stock options, 4,868 shares allocated to Mr. Knepper and held in his account under the Savings Plan and 2,100 shares held by Mr. Knepper in an Individual Retirement Account.

(6) Includes 37,500 shares issuable to Mr. Clouser pursuant to presently exercisable stock options, 2,146 shares allocated to Mr. Clouser and held in his account under the Savings Plan and 3,600 shares purchasable by Mr. Clouser under the Company's Employee Stock Purchase Plan (the "Purchase

    Plan"). Also includes 1,594 shares allocated to Mr. Clouser's wife and held in her account under the Savings Plan.

(7) Includes 3,000 shares issuable to Mr. Levine pursuant to presently exercisable stock options, 3,632 shares allocated to Mr. Levine and held in his account under the Savings Plan and 3,600 shares purchasable by Mr. Levine under the Purchase Plan.

(8) Includes 5,000 shares issuable to Mr. Eyring pursuant to presently exercisable stock options, 594 shares allocated to Mr. Eyring and held in his account under the Savings Plan and 3,600 shares purchasable by Mr. Eyring under the Purchase Plan.

(9) Includes 6,000 shares issuable to Mr. Walton pursuant to presently exercisable stock options, 482 shares allocated to Mr. Walton and held in his account under the Savings Plan and 3,600 shares purchasable by Mr. Walton under the Purchase Plan.

(10) Includes 163,500 shares issuable to executive officers and directors of the Company pursuant to presently exercisable stock options and 21,600 shares purchasable by executive officers of the Company under the Purchase Plan.

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

    During fiscal 1998, Ms. Susan Devlin, wife of Richard Clouser, Senior Vice President--Corporate and President of the Company's Mobile division, was a party to an employment agreement with the Company pursuant to which she served as Vice President-General Manager of the Company's Mobile division. In fiscal 1998, Ms. Devlin received compensation of $196,593 under such agreement and was provided with an automobile. Ms. Devlin's employment with the Company terminated in August 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. The following financial statements of the Company are included in
Part II, Item 8:

                                                                                                              PAGE
                                                                                                            ---------
Report of Grant Thornton LLP Independent Accountants......................................................         18
Consolidated Balance Sheets--August 31, 1998 and 1997.....................................................         19
Consolidated Statements of Operations--Years Ended August 31, 1998, 1997, and 1996........................         20
Consolidated Statement of Stockholders' Equity--Years
  Ended August 31, 1998, 1997 and 1996....................................................................         21
Consolidated Statements of Cash Flows--Years Ended August 31, 1998, 1997 and 1996.........................         22
Notes to Consolidated Financial Statements................................................................      23-36

       2. The following schedule is included in Part IV:

          Consolidated Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts and Reserves..........................         50

    All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the three months ended August 31, 1998.

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

    5. Exhibit 4(C). First Amendment and Limited Waiver to Loan and Security Agreement dated November 26, 1996 (incorporated by reference to Exhibit 4(C) of the Registrant's Annual Report on Form 10-K filed December 15, 1997 (File No. 1-8654)).

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

    9. Exhibit 4(G). Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of July 24, 1997 (incorporated by reference to Exhibit 4(G) of the Registrant's Annual Report on Form 10-K filed December 15, 1997 (File No. 1-8654)).

    10. Exhibit 4(H). Reimbursement Agreement dated as of July 1, 1997 between Unitel Video, Inc. and Heller Financial, Inc., as agent (incorporated by reference to Exhibit 4(H) of the Registrant's Annual Report on Form 10-K filed December 15, 1997 (File No. 1-8654)).

    11. Exhibit 4(I). Waiver to Loan and Security Agreement dated April 12, 1996 (incorporated by reference to Exhibit 4(D) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

    12. Exhibit 4(J). Loan Agreement dated as of July 1, 1997 between Unitel Video, Inc. and the Allegheny County Industrial Development Authority (incorporated by reference to Exhibit 4(M) of the Registrant's Annual Report on Form 10-K filed December 15, 1997 (File No. 1-8654)).

    13. Exhibit 4(K). Pledge Agreement dated as of July 1, 1997 among Unitel Video, Inc., PNC Bank, National Association and Heller Financial, Inc., as agent. (incorporated by reference to Exhibit 4(N) of the Registrant's Annual Report on Form 10-K filed December 15, 1997 (File No. 1-8654)).

    14. Exhibit 4(L). Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of November 13, 1997, among Unitel Video, Inc., R Squared, Inc. and Heller Financial, Inc. (incorporated by reference to Exhibit 4(A) of the Registrant's Quarterly Report on Form 10-Q filed April 14, 1998 (File No. 1-8654)).

    15. Exhibit 4(M). Letter Agreement amending Amended and Restated Loan and Security Agreement, dated December 11, 1997, from Heller Financial, Inc. (incorporated by reference to Exhibit 4(B) of the Registrant's Quarterly Report on Form 10-Q filed April 14, 1998 (File No. 1-8654)).

    16. Exhibit 4(N). Seventh Amendment to Amended and Restated Loan and Security Agreement, dated as of December 15, 1997, among Unitel Video, Inc., R Squared, Inc. and Heller Financial, Inc. (incorporated by reference to Exhibit 4(C) of the Registrant's Quarterly Report on Form 10-Q filed April 14, 1998 (File No. 1-8654)).

    17. Exhibit 4(O). Eighth Amendment to Amended and Restated Loan and Security Agreement, dated as of February 12, 1998, among Unitel Video, Inc., R Squared, Inc. and Heller Financial, Inc. (incorporated by reference to Exhibit 4(D) of the Registrant's Quarterly Report on Form 10-Q filed April 14, 1998 (File No. 1-8654)).

    18. Exhibit 4(P). Loan Agreement, dated October 27, 1997, between Unitel Video, Inc. and the Commonwealth of Pennsylvania. (incorporated by reference to Exhibit 4(E) of the Registrant's Quarterly Report on Form 10-Q filed April 14, 1998 (File No. 1-8654)).

    19. Exhibit 4(Q). First Supplemental Loan Agreement, dated as of December 15, 1997, between the Allegheny County Industrial Development Authority and Unitel Video, Inc. (incorporated by reference to Exhibit 4(F) of the Registrant's Quarterly Report on Form 10-Q filed April 14, 1998 (File No. 1-8654)).

    20. Exhibit 4(R). First Amendment to Pledge Agreement, dated as of December 15, 1997, among Unitel Video, Inc., Heller Financial, Inc. and PNC National Bank, National Association. (incorporated by reference to Exhibit 4(G) of the Registrant's Quarterly Report on Form 10-Q filed April 14, 1998 (File No. 1-8654)).

    21. Exhibit 4(S). First Amendment to Reimbursement Agreement, dated as of December 15, 1997, between Unitel Video, Inc. and Heller Financial, Inc. (incorporated by reference to Exhibit 4(H) of the Registrant's Quarterly Report on Form 10-Q filed April 14, 1998 (File No. 1-8654)).

    22. Exhibit 4(T). Consolidation, Modification, Spreader and Extension Agreement dated as of August 31, 1998 between Unitel 57 LLC and Bear Stearns Funding, Inc.

    23. Exhibit 4(U). Ninth Amendment to Amended and Restated Loan and Security Agreement dated as of July 9, 1998 among Unitel Video, Inc., R Squared, Inc. and Heller Financial, Inc.

    24. Exhibit 10. Material Contracts:

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

    10(J). Lease Agreement between Unitel Video, Inc. and CBS, Inc. dated as of June 15, 1990 (incorporated by reference to Exhibit 10(Y) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-8654)).

    10(K). Amendment to Lease Agreement dated July 11, 1996 between Unitel Video, Inc. and CBS, Inc. (incorporated by reference to Exhibit 10(L) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

    10(L). Assumption and Assignment of Lease between Unitel Video, Inc. and VCA/Teletronics Inc. dated May 19, 1990 (incorporated by reference to Exhibit 10(AA) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-8654)).

    10(M). Amendment to Lease between Unitel Video, Inc. and Stage 57 Co. dated May 14, 1990 (incorporated by reference to Exhibit 10(BB) of the Registrant's Annual Report on Form 10-K filed November 26, 1990 (File No. 1-8654)).

    10(N). Second Amendment to Lease between Unitel Video, Inc. and Stage 57 Co. dated as of May 1, 1994 (incorporated by reference to Exhibit 10(O) of the Registrant's Annual Report on Form 10-K filed November 28, 1994 (File No. 1-8654)).

    10(O). Amended 1992 Stock Option Plan. (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q filed April 7, 1997 (File No. 1-8654)).*

    10(P). Asset Purchase Agreement dated as of May 5, 1992 between Unitel Video, Inc. and Scanline Communications (incorporated by reference to Exhibit
2.1 of the Registrant's Current Report on Form 8-K dated May 15, 1992 (File No. 1-8654)).

    10(Q). Amendment dated as of October 29, 1992 to Asset Purchase Agreement dated as of May 5, 1992 between Unitel Video, Inc. and Scanline Communications (incorporated by reference to Exhibit 10(X) of the Registrant's Annual Report on Form 10-K filed November 24, 1992 (File No. 1-8654)).

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

    10(T). Third Tier Sublease, dated May 14, 1996, between Unitel Video, Inc. and Photo-Magnetic Sound Studios Inc. (incorporated by reference to Exhibit 10(X) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

    10(U). Sublease Agreement dated as of July 3, 1996 between Unitel Video, Inc. and Henry Dreyfuss Associates and Second Tier Sublease dated as of July 3, 1996 between Unitel Video, Inc. and Paramount Pictures Corporation (incorporated by reference to Exhibit 10(Y) of the Registrant's Annual Report on Form 10-K filed November 27, 1996 (File No. 1-8654)).

    10(V). 401K Employee Savings and Stock Ownership Plan of Unitel Video, Inc. effective July 1, 1992 (incorporated by reference to Exhibit 10(X) of the Registrant's Annual Report on Form 10-K filed November 26, 1993 (File No. 1-8654)).*

    10(W). Asset Purchase Agreement dated as of February 24, 1995 between Jee See & Co., Inc. and Unitel Video, Inc. (incorporated by reference to Exhibit 2-1 of the Registrant's Current Report on Form 8-K dated February 24, 1995 (File No. 1-8654)).

    10(X). Deed of Lease dated June 16, 1997 between Olymbec Construction Inc. and Unitel Video Canada Inc. (incorporated by reference to Exhibit 10(DD) of the Registrant's Annual Report on Form 10-K filed December 15, 1997 (File No. 1-8654)).

    10(Y). Remarketing Agreement, dated as of July 1, 1997, among Allegheny County Industrial Development Authority, PNC Bank, National Association, Unitel Video, Inc. and RRZ Public Markets, Inc. (incorporated by reference to Exhibit 10(EE) of the Registrant's Annual Report on Form 10-K filed December 15, 1997 (File No. 1-8654)).

    10(Z). Employment Agreement dated as of September 1, 1997 between Unitel Video, Inc. and Barry Knepper (incorporated by reference to Exhibit 10(FF) of Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed December 29, 1997 (File No. 1-8654)).*

    10(AA) Agreement dated December 8, 1997 between Unitel Video, Inc. and Richard Clouser (incorporated by reference to Exhibit 10(GG) of Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed December 29, 1997 (File No. 1-8654)).*

    10(BB) Agreement dated December 8, 1997 between Unitel Video, Inc. and Thomas Eyring (incorporated by reference to Exhibit 10(HH) of Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed December 29, 1997 (File No. 1-8654)).*

    10(CC) Agreement dated December 8, 1997 between Unitel Video, Inc. and Edwin Levine.*

    10(DD) Amendment to Lease, dated February 16, 1998, between Unitel Video Canada Inc. and Olymbec Construction Inc. (incorporated by reference to Exhibit 10(A) of the Registrant's Quarterly Report on Form 10-Q filed April 14, 1998 (File No. 1-8654)).

    10(EE) Agreement dated December 8, 1997 between Unitel Video, Inc. and Albert Walton.*

    18. Exhibit 23. Accountant's consent.

    19. Exhibit 24. Power of Attorney from officers and directors to Barry Knepper (included on signature page).

    20. Exhibit 27. Financial Data Schedule.

------------------------

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

    THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE BASED UPON CURRENT EXPECTATIONS AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES. UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, READERS ARE HEREBY CAUTIONED THAT THESE STATEMENTS MAY BE IMPACTED BY SEVERAL FACTORS, AND, CONSEQUENTLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNITEL VIDEO, INC.

November 30, 1998                             By:        /s/ BARRY KNEPPER
                                                         -----------------------------------------
                                                         Barry Knepper
                                                         Chief Executive Officer

November 30, 1998                             By:        /s/ NEIL MARCUS
                                                         -----------------------------------------
                                                         Neil Marcus
                                                         Chief Financial Officer

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry Knepper and Neil Marcus, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                 SIGNATURE                                       TITLE                               DATE
--------------------------------------------  --------------------------------------------  ----------------------

/s/ BARRY KNEPPER                             Chief Executive Officer; President and
----------------------------------            Director
Barry Knepper                                                                                    November 30, 1998

/s/ RICHARD L. CLOUSER                        Senior Vice President--Corporate, President
----------------------------------            of the Mobile Division and Director
Richard L. Clouser                                                                               November 30, 1998

/s/ HERBERT BASS                              Director
----------------------------------
Herbert Bass                                                                                     November 30, 1998

/s/ ALEX GEISLER                              Director
----------------------------------
Alex Geisler                                                                                     November 30, 1998

/s/ WALTER G. ARADER                          Director
----------------------------------
Walter G. Arader                                                                                 November 30, 1998

/s/ PHILIP BIRSH                              Director
----------------------------------
Philip Birsh                                                                                     November 30, 1998

                               UNITEL VIDEO, INC.
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                             COLUMN B      COLUMN C1                    COLUMN E
                                                           ------------  -------------                ------------
COLUMN A                                                    BALANCE AT    CHARGED TO      COLUMN D      BALANCE
---------------------------------------------------------   BEGINNING      COSTS AND    ------------     AT END
DESCRIPTION                                                 OF PERIOD      EXPENSES      DEDUCTIONS    OF PERIOD
---------------------------------------------------------  ------------  -------------  ------------  ------------
YEAR ENDED AUGUST 31, 1998
Allowance for doubtful accounts..........................   $  412,000    $   (38,000)   $  (26,000)   $  400,000
                                                           ------------  -------------  ------------  ------------
                                                           ------------  -------------  ------------  ------------
YEAR ENDED AUGUST 31, 1997
Allowance for doubtful accounts..........................   $  712,000    $   (10,000)   $  290,000    $  412,000
                                                           ------------  -------------  ------------  ------------
                                                           ------------  -------------  ------------  ------------
YEAR ENDED AUGUST 31, 1996
Allowance for doubtful accounts..........................   $  686,000    $   407,000    $  381,000    $  712,000
                                                           ------------  -------------  ------------  ------------
                                                           ------------  -------------  ------------  ------------

COLUMN D

    Uncollectible accounts written off.

COLUMN E

    Deducted in balance sheet from accounts receivable.