Form 10-Q
period 1998-11-30
UNITEL VIDEO INC/DE
filed 1999-01-19
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1998
                               -----------------

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

2,714,116 common shares outstanding as of January 19, 1999
(Number of shares)                             (Date)

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                         QUARTER ENDED NOVEMBER 30, 1998

                                                                 Page
                                  INDEX                         Number

Part I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                   November 30, 1998  (Unaudited) and             3-4
                   August 31, 1998

                   Consolidated Statements of Operations
                   November 30, 1998 (Unaudited) and              5
                   November 30, 1997 (Unaudited)

                   Consolidated Statements of Cash Flows
                   November 30, 1998 (Unaudited)                  6-7
                   and November 30, 1997 (Unaudited)

                   Notes to Consolidated Financial                8
                   Statements  (Unaudited)

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of          9-15
                   Operations

          Item 3.  Quantitative and Qualitative Disclosure
                   About Market Risk                              15

Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K               16

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                         QUARTER ENDED NOVEMBER 30, 1998

Part 1.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           November 30, 1998           August 31, 1998
                                           -----------------           ---------------
                                              (Unaudited)                   (Note)
ASSETS

Current Assets:
    Cash                                      $   349,000                 $ 1,190,000
    Accounts receivable, net                    4,825,000                   4,784,000
    Other receivables                             149,000                      93,000
    Prepaid income taxes                           55,000                      62,000
    Prepaid expenses                              397,000                     498,000
    Deferred tax asset                            312,000                     312,000
                                              -----------                 -----------
    Total current assets                        6,087,000                   6,939,000

Property and equipment - at cost
    Land, buildings
      and improvements                         23,644,000                  23,490,000
    Video equipment                            78,590,000                  78,113,000
    Furniture and fixtures                      1,773,000                   1,758,000
                                              -----------                 -----------
                                              104,007,000                 103,361,000

    Less accumulated depreciation
      and amortization                         54,593,000                  52,420,000
                                              -----------                 -----------
                                               49,414,000                  50,941,000

Deferred tax asset                              2,157,000                   2,157,000
Goodwill                                        1,549,000                   1,583,000
Other assets                                    2,191,000                   2,112,000
                                              -----------                 -----------
                                              $61,398,000                 $63,732,000
                                              ===========                 ===========

Note: The balance sheet at August 31, 1998 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                           November 30, 1998           August 31, 1998
                                           -----------------           ---------------
                                              (Unaudited)                   (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                          $ 5,602,000                 $ 5,282,000
    Accrued expenses                            1,007,000                   2,056,000
    Payroll and related taxes                   1,406,000                   1,434,000
    Current maturities of long-term debt        3,729,000                   3,563,000
    Current maturities of subordinated debt     2,438,000                     640,000
    Current maturities of capital lease
      obligations                               2,016,000                   2,077,000
                                              -----------                 -----------
    Total current liabilities                  16,198,000                  15,052,000

Deferred rent                                     111,000                     112,000
Long-term debt, less current maturities        32,206,000                  32,679,000
Subordinated debt, less current maturities         --                       2,171,000
Long-term leases, less current maturities       3,948,000                   4,468,000
Accrued retirement                              1,013,000                   1,047,000

Stockholders' equity:
    Common stock, par value
      $.01 per share:
      Authorized 5,000,000 shares
      Issued 3,544,854 and 3,541,754 shares,
        respectively, and outstanding 2,714,116
        and 2,711,016 shares, respectively         27,000                      27,000
      Additional paid-in capital               27,284,000                  27,275,000
      Accumulated deficit                     (11,744,000)                (11,454,000)
      Common stock held in treasury,
        at cost (830,738 shares)               (7,645,000)                 (7,645,000)
                                              -----------                 -----------
      Total stockholders' equity                7,922,000                   8,203,000
                                              -----------                 -----------
                                              $61,398,000                 $63,732,000
                                              ===========                 ===========


Note: The balance sheet at August 31, 1998 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  Three Months Ended November 30,
                                              ---------------------------------------
                                                 1998                        1997
                                              -----------                 -----------
Sales                                         $12,322,000                 $13,768,000

Cost of sales:
    Production costs                            8,012,000                   9,279,000
    Depreciation and amortization               2,097,000                   2,151,000
                                              -----------                 -----------
                                               10,109,000                  11,430,000
                                              -----------                 -----------

Gross profit                                    2,213,000                   2,338,000

Operating expenses:
    Selling                                       268,000                     363,000
    General and administrative                  1,201,000                   1,620,000
    Interest                                    1,043,000                     899,000
                                              -----------                 -----------
                                                2,512,000                   2,882,000
                                              -----------                 -----------
Loss from operations                             (299,000)                   (544,000)
Other income                                       --                          90,000
Loss before income taxes                         (299,000)                   (454,000)
Income taxes                                       --                           2,000

Net loss applicable for common stock-
     basic and diluted                        $  (299,000)                $  (456,000)
                                              ===========                 ===========
Net loss per common share                     $      (.11)                $      (.17)
                                              ===========                 ===========

Weighted average number of common
    shares outstanding                          2,714,000                   2,675,000
                                              ===========                 ===========

                  See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended November 30,
                                              ---------------------------------------
                                                 1998                        1997
                                              -----------                 -----------
Cash Flows From Operating Activities:

    Net loss                                  $  (299,000)                $  (456,000)
    Adjustments to reconcile
       net loss to net cash
       provided by operating
       activities:
    Depreciation and amortization               2,337,000                   2,151,000
    Net gain on disposal of equipment            (240,000)                    --
    Amortization of deferred financing costs       56,000                      47,000
    Deferred rent and other                         8,000                       2,000
    Accrued retirement expense                    (34,000)                    (33,000)
    Changes in operating assets
      and liabilities:
        Accounts receivable, net                  (41,000)                 (1,625,000)
        Other receivables                        (339,000)                    (82,000)
        Prepaid expenses                          101,000                    (181,000)
        Prepaid taxes                               7,000                     (26,000)
        Other assets                             (106,000)                   (229,000)
        Accounts payable                          603,000                   1,410,000
        Accrued expenses                       (1,049,000)                    294,000
        Payroll and related taxes                 (28,000)                   (452,000)
                                              -----------                 -----------
                                                1,275,000                   1,276,000
                                              -----------                 -----------
         Net cash provided by operating
            activities                            976,000                     820,000

Cash Flows from Investing
    Activities:
      Capital expenditures                       (851,000)                   (947,000)
      Proceeds from disposal of equipment         316,000                      --
                                              -----------                 -----------
         Net cash used in
             investing activities                (535,000)                   (947,000)

                                                                     (Continued)

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                           Three Months Ended November 30,
                                                       ---------------------------------------
                                                          1998                        1997
                                                       -----------                 -----------
Cash Flows From Financing
    Activities:
        Proceeds from long term financing              $    --                     $ 6,832,000
        Proceeds from issuance of common stock               9,000                      --
        Deferred financing costs                           (30,000)                     --
        Principal repayments                            (1,261,000)                 (6,274,000)
                                                       -----------                 -----------
           Net cash (used) provided in financing
           Activities                                   (1,282,000)                    558,000
                                                       -----------                 -----------
Net (Decrease) Increase in Cash                           (841,000)                    431,000
Cash Beginning of Year                                   1,190,000                     137,000
                                                       -----------                 -----------
Cash End of Quarter                                    $   349,000                 $   568,000
                                                       ===========                 ===========


Schedule of income taxes and interest paid:

        Income Taxes Paid                              $     2,000                 $     2,000

        Interest Paid                                      982,000                     854,000
                                                       -----------                 -----------

                                                       $   984,000                 $   856,000
                                                       ===========                 ===========


                     See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      THREE MONTHS ENDED NOVEMBER 30, 1998
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of November 30, 1998, the consolidated statements of operations for the quarters ended November 30, 1998 and 1997, and the consolidated statements of cash flows for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1998 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the quarter ended November 30, 1998 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY

During the three months ended November 30, 1998, stockholders' equity decreased due to:

Net loss                                              $  (299,000)
Translation adjustment                                      9,000
Purchase of stock under the Unitel Video, Inc.
    Employee Stock Purchase Plan                            9,000
                                                      -----------
Total decrease in stockholders' equity                $  (281,000)
                                                      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

The Company has taken several steps to increase its liquidity, which had been significantly reduced by the losses incurred during the past several fiscal years.

In August 1998, the Company refinanced its owned New York City real estate generating funds of approximately $4,600,000 after repayment of the existing first mortgages on such properties, closing costs and escrows. These funds were used to repay Term Loan D of the credit facility described below in this item in the amount of $1,600,000, with the balance used for working capital purposes.

Additionally, the holders of subordinated debt of the Company related to the acquisition of the mobile facilities company GC& Co. by the Company in 1995, which had been due in August 1998, agreed to a new payment schedule providing for payments of fifty percent of the $650,000 in October 1998 and the balance in six equal installments beginning November 1998.

In a third step, another holder of subordinated debt of the Company agreed to restructure its note with the Company by postponing the maturity date from May 1999 to September 1999 and by eliminating principal payments that had been due for the months of April 1998 through April 1999, totaling $450,000. The holder also agreed to add $108,000 of accrued but unpaid interest to the principal balance payable in September 1999. The new terms require that interest only be paid on a current basis effective September 1, 1998 through the September 30, 1999 maturity date.

The Company has reduced its cash requirements through cost reductions. Additionally, due to capital expenditures in fiscal years 1996 through 1998 totaling approximately $30,000,000, the Company currently anticipates that capital expenditures in fiscal 1999 will be less than $2,500,000. Capital expenditures were $535,000 (net of proceeds from dispositions of equipment) during the quarter ended November 30, 1998, and consisted of the purchase of production, post production and graphics equipment for use throughout the Company.

Net cash provided by operating activities during the quarter ended November 30, 1998 and 1997 was $976,000 and $820,000, respectively. Net cash provided by operating activities for the quarter ended November 30, 1998 was offset by net cash of $535,000 used in investing activities which consisted of capital expenditures (net of proceeds from asset dispositions), and by net cash used in financing activities of $1,282,000 for debt repayment, resulting in a net decrease in cash available of $841,000. Net cash provided by operating activities for the quarter ended November 30, 1997 was increased by net cash provided from financing activities of $558,000 from additional long term debt and was offset by net cash of $947,000 used in investing activities which consisted of capital expenditures resulting in a net increase in cash available of $431,000

In December 1995, the Company entered into a $26 million revolving credit and term loan agreement (the "credit facility") with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans (Term Loans A and B). In May 1997, Term Loan A was revised by the inclusion of $2,500,000 of the original Term Loan B and the advance of $518,000 of new funds, resulting in a revised Term Loan A balance of $9,000,000. Term Loan A is payable in equal monthly principal installments of $100,000 plus interest, with the balance of $6,000,000 due March 2000. In November 1997 Term Loan B was repaid, in part from the proceeds of a new Term Loan D in the amount of $2,500,000. $3,742,000 of the original Term Loan B was repaid from sales of equipment from the Company's Editel Chicago, Editel New York and Unitel Hollywood divisions. The Company refinanced its New York owned real estate in August 1998 and used a portion of the proceeds of the refinancing to repay Term Loan D and other indebtedness and the balance of the proceeds for working capital purposes.

In July 1997 the credit facility was further amended by the issuance of a $5,080,000 letter of credit to secure payment of principal and interest on $5,000,000 principal amount of Allegheny County (Pennsylvania) Industrial Development Authority Variable Rate Demand Revenue Bonds (the "Bonds"). The proceeds from the sale of the Bonds were loaned to the Company and were used by the Company to build a new digital mobile teleproduction unit. The credit facility requires quarterly principal payments of $179,000 commencing December 1998 in respect of the Bonds. The Bonds mature on July 1, 2009 and, to the extent not previously redeemed in full, are required to be repaid by the Company on that date.

In December 1997 a second series of Bonds were issued in an amount of $3,500,000. The proceeds of the second series of Bonds were used to finance the construction of a second digital mobile unit. The credit facility requires quarterly principal payments of $125,000 commencing February 1999 in respect of this second series of Bonds which also mature on July 1, 2009.

The terms of the credit facility with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender. The Company has at certain times during the quarter ended November 30, 1998 not been in compliance with certain of the financial covenants contained in the credit facility and the lender has waived such non-compliance. In addition, the Company has at certain times during the quarter ended November 30, 1998 been in arrears on certain other indebtedness. The Company is currently in discussions with various lenders to refinance the credit facility and make available to the Company additional working capital. The Company is also in negotiations to restructure the repayment terms of certain of its other long-term debt. The Company anticipates that the steps enumerated above in this item together with funds generated from operations and proceeds from the sale of selected fixed assets no longer useful in the Company's business will be sufficient to meet the Company's anticipated working capital and investment needs in fiscal 1999.

RESULTS OF OPERATIONS

Sales were $12,322,000 and $13,768,000 for the quarters ended November 30, 1998 and 1997, respectively, resulting in a decrease from the same period of the prior year. The decrease in sales of $1,446,000 in the quarter ended November 30, 1998 is primarily attributable to the following three areas of the Company's business. First, the consolidation of the Company's two New York City based post-production facilities into a single facility at Unitel Post 38 resulted in a decrease in sales of approximately $600,000 from the closing of the Unitel Post 57 facility and the elimination of the interactive segment of the Company's post-production business. Second, sales of the Company's mobile division declined approximately $400,000 as a result of pass-through costs being eliminated from mobile division billing and absorbed directly by the Company's clients. Although mobile division sales were lower in the quarter ended November 30, 1998 compared to sales for that division in the quarter ended November 30, 1997, results of operations for that division were the same in both the quarters ended November 30, 1998 and November 30, 1997. Third, sales for the Company's Editel Los Angeles division declined approximately $400,000 as a result of the loss of the Company's business in connection with the Star Trek television series in the fourth quarter of fiscal 1998.

 The Company's net loss for the quarter ended November 30, 1998 was ($299,000) compared to a net loss of ($456,000) for the quarter ended November 30, 1997. The comparative decrease in the net loss of approximately $157,000 for the quarter ended November 30, 1998 compared to the quarter ended November 30, 1997 is principally due to the improvement in the results of the New York post production operation resulting from the closure of the Unitel Post 57 facility and improvements in the New York studio division. These improvements were offset by a loss in the Editel Los Angeles division caused by a decrease in sales.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 65% for the quarter ended November 30, 1998, as compared to 67% for the quarter ended November 30, 1997. The decrease in production costs for the quarter ended November 30, 1998 compared with the same period of the prior year is primarily due to the efficiencies achieved from an increase in sales without a proportionate increase in costs at the Company's Unitel Post 38 facility as a result of the closure of the Company's Unitel Post 57 facility and the relocation of a significant portion of that facility's customer base to the Unitel Post 38 facility.

Depreciation, as a percentage of sales, was 17.0% and 15.6% for the quarters ended November 30, 1998 and 1997, respectively. Had gain on sale of equipment of $240,000 been excluded from depreciation expense for the quarter ended November 30, 1998, depreciation as a percentage of sales would have been 19.0% compared with 15.6% for the same period in the prior year. The increase in the quarter ended November 30, 1998 compared to the same period in the prior year was primarily a result of the introduction of a digital mobile teleproduction unit in the quarter ended February 28, 1998. Additionally, the Company retained the majority of the equipment previously used at the Company's Post 57 facility that was closed in the third quarter of the Company's 1998 fiscal year.

Selling expenses, as a percentage of sales, for the quarters ended November 30, 1998 and 1997 were 2.2% and 2.6%, respectively. The decrease in the quarter ended November 30, 1998 as compared to the quarter ended November 30, 1997 is due to a decrease in the Company's overall sales staff primarily as a result of the closure of the Unitel Post 57 facility in May 1998. Also, promotional expenses were higher in the quarter ended

November 30, 1997 due to the introduction of one of the Company's new digital mobile teleproduction units.

General and administrative expenses, as a percentage of sales, for the quarters ended November 30, 1998 and 1997 were 9.7% and 11.8%, respectively. The decrease in general and administrative expenses as a percentage of sales is primarily due to the greater decrease in expense in relation to the decrease in sales. General and administrative expenses decreased by approximately $400,000 primarily from reductions in corporate expenses, bad debt allowances and professional fees.

Interest expense, as a percentage of sales, for the quarters ended November 30, 1998 and 1997 was 8.5% and 6.5%, respectively. Interest expense for the quarter ended November 30, 1998 increased approximately $140,000 compared to the quarter ended November 30, 1997 primarily from new debt added as of August 31, 1998, partially offset by normal principal reductions on older debt.

The Company's effective tax rate was 0% for the first quarter of fiscal years 1999 and 1998. The effective tax rate for the first quarter of fiscal 1999 is less than the federal statutory rate of 34% due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1998 and prior years.

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

Project

The Company's Project is divided into four major sections:

1. Administrative Functions - accounts payable, accounts receivable, client scheduling, purchasing and payroll.

2. Technical Services - equipment/systems, software packages, interconnectivity issues.

3. Infrastructure - personal computers (PC's and MAC's), owned telephone system equipment, networks (Novell, Microsoft), office equipment, etc.

4. External Services Vendors - 401K/health care management, payroll services, property/liability insurance providers, etc.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At November 30, 1998 $12,172,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 1998 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease interest expense for the Company by approximately $122,000 annually.

In addition, the Company is exposed to interest rate change market risk with respect to the Bonds in the amount of $8,500,000. The Bonds bear interest at a floating rate established weekly by the remarketing agent. During fiscal 1999 the interest rate on the Bonds approximated 3.5%. Each 1% fluctuation in the interest rate on the Bonds will increase or decrease interest expense on the Bonds by approximately $85,000 annually.

The impact of interest rate fluctuations on other floating rate debt of the Company and foreign exchange fluctuation on the Company's Canadian subsidiary is not material.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K.

              1. Exhibit 10(A). Agreement, dated as of September 1, 1998, between Unitel Video, Inc. and Albert Walton.

              2.  Exhibit 27.  Financial Data Schedule.

         (b) There were no reports filed on Form 8-K during the quarter ended November 30, 1998.

THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE BASED UPON CURRENT EXPECTATIONS AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES. UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, READERS ARE HEREBY CAUTIONED THAT THESE STATEMENTS MAY BE IMPACTED BY SEVERAL FACTORS, AND, CONSEQUENTLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED HEREIN.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

         UNITEL VIDEO, INC.


         By:      /s/ Barry Knepper
            ---------------------------------------
                  Barry Knepper
                  President and Chief Executive Officer


         By:      /s/ Neil Marcus
            ---------------------------------------
                  Neil Marcus
                  Chief Financial Officer


Dated:   January 19, 1999