Form 10-Q
period 1999-02-28
UNITEL VIDEO INC/DE
filed 1999-04-20
CIK 740103

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

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

________________________________________________________________________________
              (Former name, former address and former fiscal year, if changed since last report)

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

2,714,116 common shares outstanding as of April 20, 1999
(Number of shares)                            (Date)

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                         QUARTER ENDED FEBRUARY 28, 1999

                                                                           Page
                                    INDEX                                 Number

Part I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets
                     February 28, 1999 (Unaudited) and
                     August 31, 1998                                      3-4

                     Consolidated Statements of Operations
                     February 28, 1999 (Unaudited) and
                     February 28, 1998 (Unaudited)                        5

                     Consolidated Statements of Cash Flows
                     February 28, 1999 (Unaudited)
                     and February 28, 1998 (Unaudited)                    6-7

                     Notes to Consolidated Financial
                     Statements (Unaudited)                               8

            Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                           9-15

            Item 3.  Quantitative and Qualitative Disclosure
                     About Market Risk                                    16

Part II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                    17

            Item 6.  Exhibits and Reports on Form 8-K                     18

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                         QUARTER ENDED FEBRUARY 28, 1999

Part 1. FINANCIAL INFORMATION

      ITEM 1. Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             February 28, 1999   August 31, 1998
                                             -----------------   ---------------
                                                (Unaudited)           (Note)
ASSETS

Current Assets:
  Cash                                          $     84,000      $  1,190,000
  Accounts receivable, net                         4,763,000         4,784,000
  Other receivables                                   88,000            93,000
  Prepaid income taxes                                70,000            62,000
  Prepaid expenses                                   614,000           498,000
  Deferred tax asset                                 312,000           312,000
                                                ------------      ------------
  Total current assets                             5,931,000         6,939,000

Property and equipment - at cost
  Land, buildings
    and improvements                              23,823,000        23,490,000
  Video equipment                                 78,891,000        78,113,000
  Furniture and fixtures                           1,769,000         1,758,000
                                                ------------      ------------
                                                 104,483,000       103,361,000

  Less accumulated depreciation
    and amortization                              56,833,000        52,420,000
                                                ------------      ------------
                                                  47,650,000        50,941,000

Deferred tax asset                                 2,157,000         2,157,000
Goodwill                                           1,514,000         1,583,000
Other assets                                       2,160,000         2,112,000
                                                ------------      ------------
                                                $ 59,412,000      $ 63,732,000
                                                ============      ============

Note: The balance sheet at August 31, 1998 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                              February 28, 1999  August 31, 1998
                                              -----------------  ---------------
                                                 (Unaudited)         (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  6,344,000     $  5,282,000
  Accrued expenses                                   869,000        2,056,000
  Payroll and related taxes                        1,098,000        1,434,000
  Current maturities of long-term debt            14,503,000        4,203,000
  Current maturities of subordinated debt          2,171,000               --
  Current maturities of capital
    lease obligations                              2,432,000        2,077,000
                                                ------------     ------------
  Total current liabilities                       27,417,000       15,052,000

Deferred rent                                             --          112,000
Long-term debt, less current maturities           20,910,000       32,679,000
Subordinated debt, less current maturities                --        2,171,000
Long-term leases, less current maturities          3,855,000        4,468,000
Accrued retirement                                   982,000        1,047,000

Stockholders' equity:
  Common stock, par value
    $.01 per share:
    Authorized 5,000,000 shares
    Issued 3,544,854 and 3,541,754 shares,
      respectively, and outstanding
      2,714,116 and 2,711,016 shares,
      respectively                                    27,000           27,000
    Additional paid-in capital                    27,284,000       27,275,000
    Accumulated deficit                          (13,418,000)     (11,454,000)
    Common stock held in treasury,
      at cost (830,738 shares)                    (7,645,000)      (7,645,000)
                                                ------------     ------------

    Total stockholders' equity                     6,248,000        8,203,000
                                                ------------     ------------

                                                $ 59,412,000     $ 63,732,000
                                                ============     ============

Note: The balance sheet at August 31, 1998 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended               Six Months Ended
                                      ------------------               ----------------

                                 February 28,     February 28,    February 28,   February 28,
                                     1999             1998            1999           1998
                                     ----             ----            ----           ----

Sales                            $ 10,414,000    $ 12,429,000    $ 22,736,000    $ 26,197,000

Cost of sales:
  Production costs                  7,295,000       8,784,000      15,307,000      18,063,000
  Depreciation                      2,216,000       2,190,000       4,313,000       4,341,000
                                 ------------    ------------    ------------    ------------
                                    9,511,000      10,974,000      19,620,000      22,404,000
                                 ------------    ------------    ------------    ------------

Gross profit                          903,000       1,455,000       3,116,000       3,793,000

Operating expenses:
  Selling                             238,000         406,000         506,000         769,000
  General and administrative        1,297,000       1,484,000       2,498,000       3,104,000
  Interest                          1,042,000         946,000       2,085,000       1,845,000
                                 ------------    ------------    ------------    ------------
                                    2,577,000       2,836,000       5,089,000       5,718,000
                                 ------------    ------------    ------------    ------------

Loss from operations               (1,674,000)     (1,381,000)     (1,973,000)     (1,925,000)
Other income                               --          73,000              --         163,000
                                 ------------    ------------    ------------    ------------

Loss before income taxes           (1,674,000)     (1,308,000)     (1,973,000)     (1,762,000)

Income taxes                               --              --              --           2,000
                                 ------------    ------------    ------------    ------------

Net loss available to common
  stockholders                   $ (1,674,000)   $ (1,308,000)   $ (1,973,000)   $ (1,764,000)
                                 ============    ============    ============    ============

Loss Per Common Share
  Basic and Diluted              $       (.62)   $       (.49)   $       (.73)   $       (.66)
                                 ============    ============    ============    ============

Weighted average of common and
  common equivalent shares
  outstanding                       2,714,000       2,675,000       2,714,000       2,675,000
                                 ============    ============    ============    ============

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended February 28,
                                                   -----------------------------

                                                       1999            1998
                                                       ----            ----
Cash Flows From Operating Activities:
  Net loss                                         $(1,973,000)     $(1,764,000)
  Adjustments to reconcile
    net loss to net cash
    provided by operating
    activities:
  Depreciation and amortization                      4,678,000        4,374,000
  Net gain on disposal of equipment                   (361,000)         (33,000)
  Amortization of deferred
    financing costs                                    133,000          137,000
  Deferred rent and other                             (102,000)           2,000
  Accrued retirement expense                           (65,000)         (65,000)
  Deferred advisory and legal costs                         --         (326,000)

  Changes in operating assets
    and liabilities:
    Accounts receivable, net                            21,000         (810,000)
    Other receivables                                    5,000         (188,000)
    Prepaid expenses                                  (116,000)        (144,000)
    Prepaid taxes                                       (8,000)         (32,000)
    Other assets                                       (58,000)         (60,000)
    Accounts payable                                 1,062,000        1,119,000
    Accrued expenses                                (1,188,000)         101,000
    Payroll and related taxes                         (336,000)        (969,000)
                                                   -----------      -----------
                                                     3,665,000        3,106,000
                                                   -----------      -----------
      Net cash provided by
        operating activities                         1,692,000        1,342,000

Cash Flows from Investing
  Activities:
    Capital expenditures                            (1,307,000)      (4,670,000)
    Proceeds from disposal
      of equipment                                     355,000           33,000
                                                   -----------      -----------
      Net cash used in
        investing activities                          (952,000)      (4,637,000)

                                                                     (Continued)

                               UNITEL VIDEO, INC.
                                   FORM 10-Q
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                   Six Months Ended February 28,
                                                   -----------------------------

                                                      1999             1998
                                                      ----             ----
Cash Flows From Financing
  Activities:
    Proceeds from long-term
      financing                                  $  1,333,000      $ 11,257,000
    Proceeds from issuance of
      common stock                                      9,000                --
    Deferred financing costs                         (128,000)         (395,000)
    Principal repayments                           (3,060,000)       (7,615,000)
                                                 ------------      ------------
      Net cash (used) provided
        by financing activities                    (1,846,000)        3,247,000
                                                 ------------      ------------

Net Decrease in Cash                               (1,106,000)          (48,000)

Cash Beginning of Year                              1,190,000           137,000
                                                 ------------      ------------

Cash End of Six Months                           $     84,000      $     89,000
                                                 ============      ============


Schedule of income taxes and
  interest paid:

    Income Taxes Paid                            $     10,000      $        -0-

    Interest Paid                                   1,919,000         1,639,000
                                                 ------------      ------------

                                                 $  1,929,000      $  1,639,000
                                                 ============      ============

                     See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                       SIX MONTHS ENDED FEBRUARY 28, 1999
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Consolidated Financial Statements

The condensed consolidated balance sheet as of February 28, 1999, the consolidated statements of operations for the six months and quarters ended February 28, 1999 and 1998 and the consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 1999 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1998 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the quarter ended February 28, 1999 are not necessarily indicative of the operating results for the full year.

2. Stockholders' Equity

During the six months ended February 28, 1999, stockholders' equity decreased due to:

Net loss                                                            $(1,973,000)
Translation adjustment                                                    9,000
Purchase of stock under the Unitel Video, Inc.
  Employee Stock Purchase Plan                                            9,000
                                                                    -----------
Total decrease in stockholders' equity                              $(1,955,000)
                                                                    ===========

3. Classification of Long-Term Obligations

During the six months ended February 28, 1999 $9,396,000 has been classified as current maturities of long-term debt as a result of the advance of the maturity of all of the obligations under the credit facility discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Additionally, the holder of subordinated debt of the Company agreed to restructure its note with the Company by postponing the maturity date from May 1999 to September 1999 and by eliminating principal payments that had been due for the months of April 1998 through April 1999, totaling $450,000. The holder also agreed to add $108,000 of accrued but unpaid interest to the principal balance payable in September 1999. The new terms require that interest only be paid on a current basis effective September 1, 1998 through the September 30, 1999 maturity date.

The Company has reduced its cash requirements through cost reductions. Additionally, due to capital expenditures in fiscal years 1996 through 1998 totaling approximately $30,000,000, the Company currently anticipates that capital expenditures in fiscal 1999 will be less than $2,500,000. Capital expenditures were $952,000 (net of proceeds from dispositions of equipment) during the six months ended February 28, 1999, and consisted of the purchase of production, post production and graphics equipment for use throughout the Company.

Net cash provided by operating activities during the six months ended February 28, 1999 and 1998 was $1,692,000 and $1,342,000, respectively. Net cash provided by operating activities for the six months ended February 28, 1999 was offset by net cash of $952,000 used in investing activities which consisted of capital expenditures (net of proceeds from asset dispositions), and by net cash used in financing activities of $1,846,000 for debt repayment, resulting in a net decrease in cash available of $1,106,000.

In December 1995, the Company entered into a $26 million revolving credit and term loan agreement (the "credit facility") with a financial institution, consisting of an $11 million revolving credit facility and two $7.5 million term loans (Term Loans A and B). In May 1997, Term Loan A was revised by the inclusion of $2,500,000 of the original Term Loan B and the advance of $518,000 of new funds, resulting in a revised Term Loan A balance of $9,000,000. Term Loan A was payable in equal monthly principal installments of $100,000 plus interest, with the balance of $5,700,000 due at maturity. In November 1997 Term Loan B was repaid, in part from the proceeds of a new Term Loan D in the amount of $2,500,000. $3,742,000 of the original Term Loan B was repaid from sales of equipment from the Company's Editel Chicago, Editel New York and Unitel Hollywood divisions. The Company refinanced its New York owned real estate in August 1998 and used a portion of the proceeds of the refinancing to repay Term Loan D and other indebtedness and the balance of the proceeds for working capital purposes.

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

In December 1997 a second series of Bonds was issued in an amount of $3,500,000. The proceeds of the second series of Bonds were used to finance the construction of a second digital mobile unit. The credit facility requires quarterly principal payments of $125,000 commencing February 1999 in respect of this second series of Bonds which also mature on July 1, 2009.

The terms of the credit facility with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender.

The Company has at times during the six months ended February 28, 1999 not been in compliance with certain covenants contained in the credit facility. In January 1999 the credit facility was amended to advance the maturity of all outstanding loans to March 1999 and require that the letter of credit facility supporting the Bonds, in the amount of $8,631,932, be replaced at that time. The lender has agreed to forebear from exercising its rights and remedies until May 17, 1999 and is continuing to provide financing to the Company on a discretionary basis. The Company is currently in discussions with various lenders to refinance the credit facility and make available to the Company additional working capital, but there are no assurances that the Company will obtain such financing. The amounts owed under the credit facility, aggregating $10,596,000 at February 28, 1999 have been classified as a current liability in the February 28, 1999 consolidated balance sheet. Additionally, the Company has at certain times during the six months ended February 28, 1999 been in arrears on certain other indebtedness.

In addition to the refinancing of the Company's primary credit facility, the Company is attempting to secure other sources of capital and financing as well as the restructuring of certain other outstanding indebtedness. The Company anticipates that these steps, together with funds generated from operations and proceeds from the sale of certain fixed assets will be sufficient to meet the Company's anticipated working capital and investment needs in fiscal 1999. However, there is no assurance that these uncertainties will be settled or that management's plan will be achieved.

Results of Operations

Sales were $10,414,000 and $12,429,000 for the quarters ended February 28, 1999 and 1998, respectively. Sales were $22,736,000 and $26,197,000 for the six months ended February 28, 1999 and 1998, respectively. The decrease in sales of $3,461,000 in the six months ended February 28, 1999 is primarily attributable to the following areas of the Company's business. First, the consolidation of the Company's two New York City based post-production facilities into a single facility at Unitel Post 38 resulted in a decrease in sales of approximately $1,400,000 from the closing of the Unitel Post 57 facility and the elimination of the interactive segment of the Company's post-production business. Second, sales of the Company's mobile division declined approximately $400,000 in the first quarter as a result of pass-through costs being eliminated from mobile division billing and absorbed directly by the Company's clients. Although mobile division sales decreased in the first quarter of fiscal 1999 and remained flat in the second quarter of fiscal 1999 compared to sales for that division in the same period of the prior year, results of operations for that division were improved. Third, studio revenues decreased approximately $400,000 primarily due to holding one studio vacant in anticipation of obtaining a long term contract which is expected to commence in June of 1999. Fourth, sales for the Company's Editel Los Angeles division declined approximately $ 1,300,000 of which $800,000 was a result of the loss of the Company's business in connection with the Star Trek television series in the fourth quarter of fiscal 1998.

The Company's net loss for the quarter and six months ended February 28, 1999 was ($1,674,000) and ($1,973,000) compared to a net loss of ($1,308,000) and
($1,764,000) for the quarter and six months ended February 28, 1998. The comparative increase in the net loss of approximately ($366,000) and ($209,000) for the quarter and six months ended February 28, 1999 compared to the quarter and six months ended February 28, 1998 is principally due to a decrease in sales at the Company's Editel Los Angeles division. The decrease in sales was partially offset by improvements in the results of the New York post production operation resulting from the closure of the Unitel Post 57 facility, improvements in the results of the mobile division due to a change in the client composition and cost reductions and improvements in the operations of the New York studio division.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 70% and 70.7% for the quarters ended February 28, 1999 and 1998, respectively, and 67.3% and 69% for the six months ended February 28, 1999 and 1998, respectively. The decrease in production costs for the quarter and six months ended February 28, 1999 compared with the same period of the prior year is primarily due to the efficiencies achieved from an increase in sales without a proportionate increase in costs at the Company's Unitel Post 38 facility as a result of the closure of the Company's Unitel Post 57 facility and the relocation of a significant portion of that facility's customer base to the Unitel Post 38 facility.

Depreciation, as a percentage of sales, was 21.3% and 17.6% for the quarters ended February 28, 1999 and 1998, respectively, and 19% and 16.6% for the six months ended February 28, 1999 and 1998, respectively. Had gain on sale of equipment of $361,000 and $33,000 been excluded from depreciation expense for the six months ended February 28, 1999 and 1998, depreciation as a percentage of sales would have been 20.6% compared with 16.7% for the same period in the prior year. The increase in the quarter and six months ended February 28, 1999 compared to the same period in the prior year was primarily a result of the introduction of a digital mobile teleproduction unit in the quarter ended February 28, 1998. Additionally, the Company retained the majority of the equipment previously used at the Company's Unitel Post 57 facility that was closed in the third quarter of the Company's 1998 fiscal year. Also, since sales were down and depreciation was constant with the comparative periods of the prior year, depreciation as a percentage of sales increased for such period.

Selling expenses, as a percentage of sales, for the quarters ended February 28, 1999 and 1998 were 2.3% and 3.3%, respectively and 2.2% and 2.9% for the six months ended February 28, 1999 and 1998, respectively. The decrease in the quarter and six months ended February 28, 1999 as compared to the quarter and six months ended February 28, 1998 is due to a decrease in the Company's overall sales staff primarily as a result of the closure of the Unitel Post 57 facility in May 1998. Also, promotional expenses were higher in the six months ended February 28, 1998 due to the introduction of one of the Company's new digital mobile teleproduction units.

General and administrative expenses, as a percentage of sales, for the quarters ended February 28, 1999 and 1998 were 12.5% and 11.9%, respectively, and 11% and 11.8% for the six months ended February 28, 1999 and 1998, respectively. The increase in general and administrative expenses as a percentage of sales in the quarter ended February 28, 1999 as compared with February 28, 1998 is due to a larger decrease in sales in relation to the decrease in expense. The decrease in general and administrative expenses as a percentage of sales in the six months ended February 28, 1999 as compared with the February 28, 1998 is primarily due to the greater decrease in expense in relation to the decrease in sales. General and administrative expenses decreased by approximately $600,000 primarily from reductions in corporate expenses, bad debt allowances and professional fees.

Interest expense, as a percentage of sales, for the quarters ended February 28, 1999 and 1998 was 10% and 7.6%, respectively and 9.2% and 7% for the six months ended February 28, 1999 and 1998, respectively. Interest expense for the six months ended February 28, 1999 increased approximately $240,000 compared to the six months ended February 28, 1998 primarily from new debt added as of August 31, 1998 and higher interest rates on the Company's credit facility which was partially offset by normal principal reductions on older debt.

The Company's effective tax rate was 0% for the first six months of fiscal years 1999 and 1998. The effective tax rate for the first six months of fiscal 1999 is less than the federal statutory rate of 34% due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1998 and prior years.

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

Administrative Functions:

The accounts payable, accounts receivable and client scheduling tasks at most divisions of the Company are provided by industry standard software applications, for example J.D. Edwards Accounting Package or Xytech Systems

(Xymox), or both, depending on the division. The Company has purchased the Xytech Systems (Xymox) upgrade and is waiting for installation. The Company has ordered The J.D. Edwards upgrade package and expects installation in early June, 1999. Standard PC based applications, used for these and other applications, are currently compliant. Similarly, the payroll services vendor expects to have Year 2000 software to be available in mid calendar year 1999. These upgrades will be purchased by the Company as soon as they become available.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At February 28, 1999 $10,596,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease interest expense for the Company by approximately $106,000 annually.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The following two legal proceedings have been filed against the Company, both of which have been settled:

On or about February 22, 1999 General Electric Capital Business Asset Funding Corporation ("Plaintiff") filed a summons and complaint against the Company in the Supreme Court of the State of New York, County of New York, alleging that the Company breached the terms of two leases (including a capital lease) and a promissory note (the "Contracts") with the Plaintiff by failing to make timely payments thereunder. Plaintiff sought a judgment for the sum of approximately $4,600,000 plus interest, late charges and expenses, the return of the equipment subject to the Contracts and related relief.

On or about April 8, 1999 General Electric Capital Corporation (the "Second Plaintiff") filed a summons and complaint against the Company and a company subleasing certain equipment from the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of a certain lease agreement (the "Lease") with the Second Plaintiff by failing to make timely payments thereunder. The Second Plaintiff sought a judgment against the Company for the sum of approximately $894,000 together with interest, late charges and expenses, the return of the equipment subject to the Lease and other related relief.

The Company is involved in other legal proceedings which are not of a material nature.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits required to be filed by Item 601 of Regulation S-K.

            1. Exhibit 27. Financial Data Schedule.

      (b) There were no reports filed on Form 8-K during the six months ended February 28, 1999.

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

      UNITEL VIDEO, INC.


      By:   /s/ Barry Knepper
            ---------------------
            Barry Knepper
            President and Chief Executive Officer


      By:   /s/ Neil Marcus
            ---------------------
            Neil Marcus
            Chief Financial Officer

Dated: April 20, 1999