Form 10-Q
period 1999-05-31
UNITEL VIDEO INC/DE
filed 1999-07-15
CIK 740103

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999
                               ------------

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  ---------------

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

Yes   X                                                    No
    -----                                                     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

2,714,866 Common shares outstanding as of July 15, 1999
(Number of shares)                          (Date)

                               UNITEL VIDEO, INC.

                                    FORM 10-Q

                           QUARTER ENDED MAY 31, 1999


                                                                  Page
                             INDEX                               Number
Part I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Balance Sheets
                   May 31, 1999  (Unaudited) and
                   August 31, 1998                                3-4

                   Consolidated Statements of Operations
                   May 31, 1999  (Unaudited) and
                   May 31, 1998  (Unaudited)                       5

                   Consolidated Statements of Cash Flows
                   May 31, 1999 (Unaudited)
                   and May 31, 1998 (Unaudited)                  6-7

                   Notes to Consolidated Financial
                   Statements  (Unaudited)                         8

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                   9-16

         Item 3.   Quantitative and Qualitative Disclosure
                   about Market Risk                              17

Part II. OTHER INFORMATION

         Item 1.   Legal Proceedings                              18

         Item 6.   Exhibits and Reports on Form 8-K               19


                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           QUARTER ENDED MAY 31, 1999

Part 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                   May 31, 1999  August 31, 1998
                                   ------------  ---------------
                                    (Unaudited)       (Note)
ASSETS

Current Assets:
    Cash                           $     91,000   $  1,190,000
    Accounts receivable, net          4,217,000      4,784,000
    Other receivables                    70,000         93,000
    Prepaid income taxes                199,000         62,000
    Prepaid expenses                    343,000        498,000
    Deferred tax asset                  312,000        312,000
                                   ------------   ------------
Total current assets                  5,232,000      6,939,000

Property and equipment - at cost
    Land, buildings
      and improvements               24,114,000     23,490,000
    Video equipment                  78,452,000     78,113,000
    Furniture and fixtures            1,614,000      1,758,000
                                   ------------   ------------
                                    104,180,000    103,361,000

Less accumulated depreciation
     and amortization                58,402,000     52,420,000
                                   ------------   ------------
                                     45,778,000     50,941,000

Deferred tax asset                    2,157,000      2,157,000
Goodwill                              1,479,000      1,583,000
Other assets                          2,111,000      2,112,000
                                   ------------   ------------
                                   $ 56,757,000   $ 63,732,000
                                   ------------   ------------
                                   ------------   ------------



Note: The balance sheet at August 31, 1998 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)




                                                      May 31, 1999    August 31, 1998
                                                      ------------    ---------------
                                                       (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  $  6,769,000    $  5,282,000
    Accrued expenses                                     1,921,000       2,056,000
    Payroll, benefits and related taxes                    869,000       1,434,000
    Current maturities of long-term debt                14,072,000       4,203,000
    Current maturities of subordinated debt              2,171,000              --
    Current maturities of capital lease obligations      3,411,000       2,077,000
                                                      ------------    ------------
    Total current liabilities                           29,213,000      15,052,000

Deferred rent                                                3,000         112,000
Long-term debt, less current maturities                 19,807,000      32,679,000
Subordinated debt, less current maturities                      --       2,171,000
Long-term leases, less current maturities                2,448,000       4,468,000
Accrued retirement                                         949,000       1,047,000

Stockholders' equity:
    Common stock, par value
      $.01 per share
      Authorized 5,000,000 shares
      Issued 3,545,604 and 3,541,754 shares
        respectively, and outstanding 2,714,866
        and 2,711,016 shares respectively                   27,000          27,000
     Additional paid-in capital                         27,285,000      27,275,000
     Accumulated deficit                               (15,330,000)    (11,454,000)
     Common stock held in treasury,
        at cost (830,738 shares)                        (7,645,000)     (7,645,000)
                                                      ------------    ------------
    Total stockholders' equity                           4,337,000       8,203,000
                                                      ------------    ------------
                                                      $ 56,757,000    $ 63,732,000
                                                      ------------    ------------
                                                      ------------    ------------



Note: The balance sheet at August 31, 1998 has been taken from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three Months Ended May 31,     Nine Months Ended May 31,
                                    --------------------------     -------------------------
                                      1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
Sales                             $ 11,163,000    $ 13,957,000    $ 33,899,000    $ 40,154,000

Cost of sales:
     Production costs                7,578,000       9,073,000      22,885,000      27,136,000
     Depreciation                    2,079,000       2,248,000       6,392,000       6,589,000
                                  ------------    ------------    ------------    ------------
                                     9,657,000      11,321,000      29,277,000      33,725,000
                                  ------------    ------------    ------------    ------------

Gross profit                         1,506,000       2,636,000       4,622,000       6,429,000

Operating expenses:
     Selling                           217,000         314,000         723,000       1,083,000
     General and administrative      1,773,000       1,489,000       4,271,000       4,593,000
     Interest                        1,390,000       1,007,000       3,475,000       2,852,000
     Merger Agreement Costs                 --         685,000              --         685,000
                                  ------------    ------------    ------------    ------------
                                     3,380,000       3,495,000        8,469,000      9,213,000
                                  ------------    ------------    ------------    ------------

Loss from operations                (1,874,000)       (859,000)     (3,847,000)     (2,784,000)

Other income                                --         182,000              --         345,000
                                  ------------    ------------    ------------    ------------

Loss before income taxes            (1,874,000)       (677,000)     (3,847,000)     (2,439,000)

Income taxes                            38,000              --          38,000           2,000
                                  ------------    ------------    ------------    ------------
Net loss available to
         common stockholders      $ (1,912,000)   $   (677,000)   $ (3,885,000)   $ (2,441,000)
                                  ------------    ------------    ------------    ------------
                                  ------------    ------------    ------------    ------------

Loss per Common Share-Basic
         and Diluted              $       (.70)   $       (.25)   $      (1.43)   $       (.91)
                                  ------------    ------------    ------------    ------------
                                  ------------    ------------    ------------    ------------

Weighted average of common and
     common equivalent shares
     outstanding                     2,714,000       2,687,000       2,714,000       2,679,000
                                  ------------    ------------    ------------    ------------
                                  ------------    ------------    ------------    ------------



See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine Months Ended
                                                         -----------------
                                                    May 31, 1999   May 31, 1998
                                                    ------------   ------------
Cash Flows From Operating Activities:
         Net loss                                   $(3,885,000)   $(2,441,000)
         Adjustments to reconcile
            net loss to net cash
            provided by operating activities:
         Depreciation and amortization                6,756,000      6,675,000
         Net gain on disposal of equipment             (363,000)       (86,000)
         Amortization of deferred financing costs       192,000        231,000
         Deferred rent and other                       (100,000)       (12,000)
         Accrued retirement expense                     (98,000)       (97,000)
Changes in operating assets and liabilities:
         Accounts receivable, net                       567,000     (1,549,000)
         Other receivables                               23,000        (80,000)
         Prepaid expenses                               155,000         21,000
         Prepaid taxes                                 (137,000)       (37,000)
         Other assets                                   (74,000)       (38,000)
         Accounts payable                             1,487,000        358,000
         Accrued expenses                              (135,000)       557,000
         Payroll and related taxes                     (565,000)    (1,707,000)
                                                    -----------    -----------
                                                      7,708,000      4,236,000
                                                    -----------    -----------
         Net cash provided by operating
            activities                                3,823,000      1,795,000
Cash Flows From Investing Activities:
         Capital expenditures                        (1,566,000)    (5,346,000)
         Proceeds from disposal of equipment            441,000        219,000
                                                    -----------    -----------
            Net cash used in investing activities    (1,125,000)    (5,127,000)

                                                             (Continued)


                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)



                                                               Nine Months Ended
                                                               -----------------

                                                          May 31, 1999    May 31, 1998
                                                          ------------    ------------
Cash Flows From Financing Activities:
        Proceeds from long-term financing                    1,333,000      12,757,000
        Proceeds from issuance of common stock                  10,000              --
        Deferred financing costs                              (118,000)       (475,000)
        Principal repayments                                (5,022,000)     (9,148,000)
        Reissue of treasury stock                                   --         235,000
                                                           -----------     -----------

       Net cash (used) provided by financing activities     (3,797,000)      3,369,000
                                                           -----------     -----------

Net Increase (Decrease) in Cash                             (1,099,000)         37,000

Cash Beginning of Year                                       1,190,000         137,000
                                                           -----------     -----------

Cash End of Nine Months                                    $    91,000     $   174,000
                                                           -----------     -----------
                                                           -----------     -----------

Schedule of income taxes and
    interest paid:

        Income Taxes Paid                                  $    20,000     $    21,000
        Interest Paid                                        3,048,000       2,523,000
                                                           -----------     -----------

                                                           $ 3,068,000     $ 2,544,000
                                                           -----------     -----------
                                                           -----------     -----------



                See notes to consolidated financial statements.

                               UNITEL VIDEO, INC.
                                    FORM 10-Q
                         NINE MONTHS ENDED MAY 31, 1999
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of May 31, 1999, the consolidated statements of operations for the nine months and quarters ended May 31, 1999 and 1998, and the consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto in the Company's August 31, 1998 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended May 31, 1999 are not necessarily indicative of the operating results for the full year.

2.  STOCKHOLDERS' EQUITY

During the nine months ended May 31, 1999, stockholders' equity decreased due to:

Net loss                                         $(3,885,000)

Translation adjustment                                 9,000
Purchase of stock under the Unitel Video, Inc.
         Employee Stock Purchase Plan                 10,000
                                                 -----------
Total decrease in stockholders' equity           $(3,866,000)
                                                 -----------
                                                 -----------



3.  CLASSIFICATION OF LONG-TERM OBLIGATIONS

During the nine months ended May 31, 1999 $9,589,000 has been classified as current maturities of long-term debt as a result of the advance of the maturity of all of the obligations under the credit facility discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has taken several steps to increase its liquidity, which has been significantly reduced by the losses incurred during the current and past several fiscal years.

In August 1998, the Company refinanced its owned New York City real estate generating funds of approximately $4,600,000 after repayment of the existing first mortgages on such properties, closing costs and escrows. These funds were used to repay Term Loan D of the credit facility described below in this item in the amount of $1,600,000, with the balance used for working capital purposes.

In May 1999, the Company closed its Editel Los Angeles division. This division incurred losses of approximately $2,400,000 during the first nine months of fiscal 1999 that were partially due to a loss of revenues related to the announcement of the closing of this division. The Company has sold a portion of the equipment from this division, will transfer a small portion of the equipment to its New York facilities and has scheduled an auction in late July to dispose of the balance with the proceeds from all equipment sales being used to repay a portion of the Company's outstanding indebtedness. Additionally, the Company owned real estate previously occupied by the Editel Los Angeles facility (the "Los Angeles Real Estate") is for sale.

Also in May 1999, the Company announced that it had reached an agreement in principle to sell the mobile television production assets of the Company's Mobile division to National Mobile Television, Inc. ("NMT"). The Company is in the process of negotiating a definitive sale agreement. Contingent on the successful conclusion of these negotiations and the satisfaction of all conditions, the Company expects the transaction to close in July 1999. The proceeds generated from the sale will be used, together with the proceeds from other asset sales, to repay a significant portion of the Company's outstanding debt, but there is no assurance that the transaction will close.

The Company has reduced its cash requirements through cost reductions principally related to the elimination and consolidation of businesses. Additionally, due to capital expenditures in fiscal years 1996 through 1998 totaling approximately $30,000,000, the Company currently anticipates that capital expenditures in fiscal 1999 will be approximately $1,500,000. Capital expenditures were $1,125,000 (net of proceeds from dispositions of equipment) during the nine months ended May 31, 1999, and consisted of the purchase of production, post production and graphics equipment for use throughout the Company.

Net cash provided by operating activities during the nine months ended May 31, 1999 and 1998 was $3,823,000 and $1,795,000, respectively. Net cash provided by operating activities for the nine months ended May 31, 1999 was offset by net cash of $1,125,000 used in investing activities which consisted of capital expenditures (net of proceeds from asset dispositions), and by net cash used in financing activities of $3,797,000 for debt repayment, resulting in a net decrease in cash available of $1,099,000.

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

In December 1997 a second series of Bonds was issued in the amount of $3,500,000. The proceeds of the second series of Bonds were used to finance the construction of a second digital mobile teleproduction unit. The credit facility requires quarterly principal payments of $125,000 commencing February 1999 in respect of this second series of Bonds which also mature on July 1, 2009.

The terms of the credit facility with the financial institution provide that the lender receive a first lien on all property and equipment and accounts receivable that are not encumbered by another lender.

The Company has at times during the nine months ended May 31, 1999 not been in compliance with certain covenants contained in the credit facility. In January 1999 the credit facility was amended to advance the maturity of all outstanding loans to March 1999 and require that the letter of credit facility supporting the Bonds, in the amount of $8,631,932, be replaced at that time. However, in June 1999 the lender extended the maturity of the letter of credit through July 2000 and the lender is continuing to provide financing to the Company on a discretionary basis, but there is no assurance that the lender will continue to provide such financing. Although no commitment has been reached in this regard, the Company is in discussions with various lenders to refinance the credit facility and make available to the Company additional working capital. The amounts owed under the credit facility, aggregating $9,589,000 at May 31, 1999, have been classified as a current liability in the May 31, 1999 consolidated balance sheet and the Company anticipates that a significant portion of such indebtedness will be repaid from proceeds generated by the sale of the Company's mobile teleproduction and Editel Los Angeles assets. Additionally, the Company has during the nine months ended May 31, 1999 been in arrears on certain other indebtedness that the Company also anticipates will be repaid from the sale of its mobile teleproduction and Editel Los Angeles assets.

In addition to the refinancing of the Company's primary credit facility the Company is attempting to secure other sources of capital and financing. The Company anticipates that these steps, together with funds generated from operations and proceeds from the sale of certain fixed assets will be sufficient to meet the Company's anticipated working capital and investment needs for the remainder of fiscal 1999. However, there is no assurance that these uncertainties will be settled or that management's plan will be achieved.

RESULTS OF OPERATIONS

Sales were $11,163,000 and $13,957,000 for the quarters ended May 31, 1999 and 1998, respectively. Sales were $33,899,000 and $40,154,000 for the nine months ended May 31, 1999 and 1998, respectively. The decrease in sales of $6,255,000 in the nine months ended May 31, 1999 is primarily attributable to the following areas of the Company's business. First, the consolidation of the Company's two New York City based post-production facilities into a single facility at Unitel Post 38 resulted in a decrease in sales of approximately $1,700,000 from the closing of the Unitel Post 57 facility and the elimination of the interactive segment of the Company's post-production business. Second, sales of the Company's Mobile division declined approximately $400,000 in the first quarter as a result of pass-through costs being eliminated from Mobile division billing and absorbed directly by the Company's clients. Although Mobile division sales decreased in the nine months ended May 31, 1999 compared to sales for that division in the same period of the prior year, results of operations for that division were improved. Third, studio revenues decreased approximately $700,000 primarily due to holding one studio vacant in anticipation of obtaining a long term contract that the Company was successful in obtaining and commenced in June of 1999. Fourth, sales for the Company's Editel Los Angeles division declined approximately $3,100,000 of which a substantial portion was a result of the loss of the Company's business in connection with the Star Trek television series in the fourth quarter of fiscal 1998. The Editel Los Angeles division was closed in May 1999.

The Company's net loss for the quarter and nine months ended May 31, 1999 was ($1,912,000) and ($3,885,000) compared to a net loss of ($677,000) and
($2,441,000) for the quarter and nine months ended May 31, 1998. The comparative increase in the net loss of ($1,235,000) and ($1,444,000) for the quarter and nine months ended May 31, 1999 compared to the quarter and nine months ended May 31, 1998 is due to a substantial decrease in sales at the Company's Editel Los Angeles division. The decrease in sales was partially offset by improvements in the results of the New York post production operation resulting from the closure of the Unitel Post 57 facility, improvements in the results of the Mobile division due to a change in the client composition and cost reductions and improvements in the operations of the New York studio division.

Production costs, the main component of cost of sales, consist primarily of direct labor, equipment maintenance expenses and occupancy costs. The Company's production costs, as a percentage of sales, were 67.9% and 65% for the quarters ended May 31, 1999 and 1998, respectively, and 67.5% and 67.6% for the nine months ended May 31, 1999 and 1998, respectively. Consolidated production costs for the nine months ended May 31, 1999 remained consistent when compared with the same period of the prior year, despite a significant decrease in sales at the Editel Los Angeles division without a corresponding decrease in expenses due to substantial fixed costs. The efficiencies achieved from an increase in sales without a proportionate increase in costs at the Company's Unitel Post 38 facility as a result of the closure of the Company's Unitel Post 57 facility and the relocation of a significant portion of that facility's customer base to the Unitel Post 38 facility offset the increase in production costs at Editel Los Angeles.

Depreciation, as a percentage of sales, was 18.6% and 16.1% for the quarters ended May 31, 1999 and 1998, respectively, and 18.9% and 16.4% for the nine months ended May 31, 1999 and 1998, respectively. Had gain on sale of equipment of $363,000 and $86,000 been excluded from depreciation expense for the nine months ended May 31, 1999 and 1998, depreciation as a percentage of sales would have been 19.9% compared with 16.6% for the same period in the prior year. The increase in the quarter and nine months ended May 31, 1999 compared to the same period in the prior year was primarily a result of the introduction of a digital mobile teleproduction unit in the quarter ended February 28, 1998. Additionally, the Company retained the majority of the equipment previously used at the Company's Unitel Post 57 facility that was closed in the third quarter of the Company's 1998 fiscal year. Also, since sales were down and depreciation was constant with the comparative periods of the prior year, depreciation as a percentage of sales increased for such period.

Selling expenses, as a percentage of sales, for the quarters ended May 31, 1999 and 1998 were 1.9% and 2.2%, respectively and 2.1% and 2.7% for the nine months ended May 31, 1999 and 1998, respectively. The decrease in the quarter and nine months ended May 31, 1999 as compared to the quarter and nine months ended May 31, 1998 is due to a decrease in the Company's overall sales staff primarily as a result of the closure of the Unitel Post 57 facility in May 1998. Also, promotional expenses were higher in the nine months ended May 31, 1998 due to the introduction of one of the Company's new digital mobile teleproduction units.

General and administrative expenses, as a percentage of sales, for the quarters ended May 31, 1999 and 1998 were 15.9% and 10.7%, respectively, and 12.6% and 11.4% for the nine months ended May 31, 1999 and 1998, respectively. The increase in general and administrative expenses as a percentage of sales in the nine months ended May 31, 1999 as compared with May 31, 1998 is due to a larger decrease in sales than a decrease in expense. During such period, general and administrative expenses decreased by approximately $300,000 primarily from reductions in corporate expenses, bad debt allowances and professional fees. General and administrative expenses increased in the third quarter of fiscal 1999 as compared to fiscal 1998 substantially due to the settlement of a use tax audit and an increase in professional fees incurred in the process of restructuring certain of the Company's indebtedness.

Interest expense, as a percentage of sales, for the quarters ended May 31, 1999 and 1998 was 12.5% and 7.2%, respectively and 10.3% and 7.1% for the nine months ended May 31, 1999 and 1998, respectively. Interest expense for the nine months ended May 31, 1999 increased approximately $600,000 compared to the nine months ended May 31, 1998 primarily from new debt added as of August 31, 1998 and higher interest rates on the Company's credit facility which was partially offset by normal principal reductions on older indebtedness.

The Company's effective tax rate was 0% for the first nine months of fiscal years 1999 and 1998. The effective tax rate for the first nine months of fiscal 1999 is less than the federal statutory rate of 34% due to the utilization of net operating loss carryforwards generated by the losses incurred in fiscal 1998 and prior years.

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

Administrative Functions:

The accounts payable, accounts receivable and client scheduling tasks at most divisions of the Company are provided by industry standard software applications, for example J.D. Edwards Accounting Package or Xytech Systems, or both, depending on the division. The Company has purchased the Xytech Systems upgrade and is waiting for installation. The Company is in the process of upgrading its J.D. Edwards Accounting Package and expects installation to be completed in September, 1999. Standard PC based applications, used for these and other applications, are currently compliant. Similarly, the payroll services vendor expects to have Year 2000 software to be available in mid calendar year

1999. These upgrades will be purchased by the Company as soon as they become available.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to interest rate change market risk with respect to its credit facility with a financial institution which is priced based on the prime rate of interest. At May 31, 1999 $9,589,000 was outstanding under the credit facility. Changes in the prime interest rate during fiscal 1999 will have a positive or negative effect on the Company's interest expense. Each 1% fluctuation in the prime interest rate will increase or decrease interest expense for the Company by approximately $96,000 annually.

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

The impact of interest rate fluctuations on other floating rate debt of the Company is not material.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The following legal proceedings have been filed against the Company:

On or about February 22, 1999 General Electric Capital Business Asset Funding Corporation ("Plaintiff") filed a summons and complaint against the Company in the Supreme Court of the State of New York, County of New York, alleging that the Company breached the terms of two leases (including a capital lease) and a promissory note (the "Contracts") with the Plaintiff by failing to make timely payments thereunder. Plaintiff seeks a judgment for the sum of approximately $4,600,000 plus interest, late charges and expenses, the return of the equipment subject to the Contracts and related relief.

On or about April 8, 1999 General Electric Capital Corporation (the "Second Plaintiff") filed a summons and complaint against the Company and a company subleasing certain equipment from the Company in the United States District Court for the Southern District of New York alleging that the Company breached the terms of a certain lease agreement (the "Lease") with the Second Plaintiff by failing to make timely payments thereunder. The Second Plaintiff seeks a judgment against the Company for the sum of approximately $894,000 together with interest, late charges and expenses, the return of the equipment subject to the Lease and other related relief.

Although the Company previously reported that it had reached a settlement of the above matters, the Company was not able to successfully conclude such settlement. However, the Company has informed the claimants that the obligations comprising these matters will be repaid in full at the closing of the sale of the Company's mobile teleproduction assets discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. However, there is no assurance that the closing of the sale will occur and the obligations owed to the claimants will be repaid.

On April 15, 1999 a Notice of Default and Election to Sell Under Deed of Trust was recorded in the office of the County Recorder of Los Angeles County providing for the sale of the Los Angeles Real Estate in the event that arrears in mortgage payments are not paid in full. The Company subsequently made all payments due under the mortgage on the Los Angeles Real Estate.

The Company is involved in other legal proceedings which are not of a material nature.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K.
              1.  Exhibit 27.  Financial Data Schedule.

         (b) On May 12, 1999 the Company filed a Current Report on Form 8-K dated May 12, 1999 (File No. 1-8654).



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


Dated:  July 15, 1999